Form 10QSB
period 2006-05-31
Somebox, Inc.
filed 2006-07-12
CIK 1354636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended May 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333-132107

Somebox, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	58-2667713
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Jeremy Seitz Somebox, Inc. 54 Ludlow Street, 4th Floor New York, NY 10002 (Address of principal executive offices)

646-244-4021
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,100,000 shares of Common Stock, as of July 5, 2006.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

. *Initial Exchange Act filing since Registration Statement (File No.: 333-132107) was declared effective.

SOMEBOX, INC.

SOMEBOX, INC.

Balance Sheet

May 31, 2006

(Unaudited)

Assets

Current Assets

Cash	$ 1,659
Accounts Receivable - net	1,171

Total Current Assets	2,830

Property

Equipment	4,624
Accumulated Depreciation	(2,440)

Total Property	2,184

Total Assets	$ 5,014

Liabilities And Stockholders’ Deficit

Current Liabilities

Accounts Payable	$ 9,380
Due to President	9,367

Total Current Liabilities	18,747

Stockholders' Deficit

Preferred stock at $0.0001 par value: 1,000,000 shares authorized, none outstanding	-
Common stock at $0.0001 par value; authorized 25,000,000 shares; 10,100,000 shares issued and outstanding	1,010
Additional Paid-in Capital	(5,217)
Deficit	(9,526)
Stockholders' Deficit	(13,733)

Total Liabilities And Stockholders' Deficit	$ 5,014

See notes to financial statements.

SOMEBOX, INC.

Statements of Operations

For the Three Months Ended May 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenue

Consulting and website updates	$ 14,738	$ 12,780
Hosting & Other	2,272	1,524

Total Revenue	17,010	14,304

Selling, General & Administrative	25,461	10,053

Income (Loss) Before Income Taxes	(8,451)	4,251
Provision for Income Taxes	-	-
Net Income (Loss)	$ (8,451)	$ 4,251
Basic & Diluted Income (Loss) Per Share	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding	10,100,000	9,500,000

See notes to financial statements.

SOMEBOX, INC.

Statements of Operations

For the Six Months Ended May 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenue

Consulting and website hosting	$ 44,068	$ 19,696
Hosting & Other	3,702	4,597

Total Revenue	47,770	24,293

Selling, General & Administrative	56,727	23,829

Income (Loss) Before Income Taxes	(8,957)	464
Provision for Income Taxes	-	-
Net Income (Loss)	$ (8,957)	$ 464
Basic & Diluted Income (Loss) Per Share	$ (0.01)	$ 0.00

Weighted average number of common shares outstanding	10,100,000	9,500,000

See notes to financial statements.

SOMEBOX, INC.

Statements of Cash Flows

For the Six Months Ended May 31, 2006 and 2005

(Unaudited)

	2006	2005

Cash Flows From Operating Activities

Net Income (Loss)	$ (8,957)	$ 464
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation Expense	363	-
Net change in net operating assets	6,733	2,516
Net Cash provided from (used in) Operating Activities	(1,861)	2,980

Cash Flows From Investing Activities

Proceeds from Sale of Equipment	-
Purchase of equipment	-	(459)
Net Cash Used In Investing Activities	-	(459)

Cash Flows From Financing Activities

Loans from President	992	-

Increase (Decrease) in Cash	(869)	2,521
Cash at beginning of period	2,528	68
Cash at end of period	$ 1,659	$ 2,589

Supplemental Schedule of Cash Flow Activities

Cash Paid For:
Interest	$ -	$ -
Income Taxes	$ -	$ -

See notes to financial statements.

SOMEBOX, INC.

Notes to the Financial Statements

May 31, 2006

(Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six-month periods ended May 31, 2006 and 2005 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $15,917 and a stockholder deficit of $13,733 at May 31, 2006. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company is actively and continuously seeking consulting and Web hosting engagements in order to increase its revenue and cash flow. It will concentrate on consulting engagements in the near term because those engagements generate revenues more quickly. No assurances can be given as to the likelihood that revenues and cash flow will increase to a level needed to support operations and satisfy obligations on a timely basis.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

We were incorporated in April 2003. Our revenue generating activities are in two areas:

•

Software consulting and Website development; and

•

Website hosting (providing space for, as well as placing, a customer's Web page or site on a commercial or frequently used Web server).

During each of the six months ended May 31, 2006 and 2005, a substantial portion (92% in 2006 and 84% in 2005) of our revenue was derived from consulting and Website development. We are attempting to derive greater amounts and percentages of revenue from hosting activities because we believe that hosting, which is a recurring revenue stream, can generate the majority of our revenue going forward. We have obtained almost all of our clients and customers through referrals from software professionals who have worked with or known our president in the past. We also attend some tradeshows and will consider advertising if resources become available. We may pay referral fees in the future to encourage client referrals. The amount of each fee will be determined on a negotiated basis.

In most periods, a very small number of clients has comprised a substantial portion of our business. This trend is likely to continue for the indefinite future. For the six months ended May 31, 2006, one customer, Lighthouse for the Blind, represented approximately 75% of total revenues.  If this customer decreased or terminated its purchases from us, the impact would have a severely adverse effect on our operations and financial condition.  For the six months ended May 31, 2005, three customers, Minds Island, LLC (10%), Lighthouse for the Blind (46%) and Democracy Now (32%), represented approximately 88% of total revenues.  These customers do not have a contractual obligation to continue doing business with us. If we lost their business, there can be no assurances that we could replace the revenues from new sources of business.

Our revenues are likely to remain at the same general levels as long as and to the extent that a majority of our revenues are derived from consulting engagements. Mr. Seitz performs a substantial portion of the work associated with those engagements in his capacity as our president which limits his availability to seek other forms of revenue, such as hosting, which generate revenues that are not linked specifically to time devoted by Mr. Seitz. We will need a source of funds before Mr. Seitz can devote less time to consulting and more time to seeking hosting engagements. Accordingly, we will need referrals of hosting engagements from business associates of Mr. Seitz in sufficient quantity to permit him to devote less of his time to consulting work. From a practical perspective, new hosting engagements generating an aggregate level of annual revenues of $50,000 will permit Mr. Seitz to devote more time to seeking engagements rather than performing consulting engagements himself. No other factor impacts our business more than this. We also have no way to estimate or project when or if the revenue mix of our operations will shift away from consulting and towards hosting.

At the current level of revenues, the impact of one customer or one unusual expense can distort comparisons between periods. The likelihood of distortion caused by one or a small number of events makes it impractical to infer future results based on past activity.

Our expenses consist principally of the costs to maintain our servers, general office expenses and salary.

	2006	2005
Salary	$ 15,786	$ 9,460
Server and hardware costs	8,088	5,224
Travel and meeting	1,594	1,649
Office costs	1,895	2,315
Depreciation	363	-
Consulting/professional	26,623	1,552
Other	2,378	3,629
Total	$ 56,727	$ 23,829

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

The principal differences relate to (i) consulting and professional fees which increased in 2006 because of accounting fees and fees paid to independent third parties who assisted in our consulting projects and (ii) salary paid to our president.

Our president was unable to perform any revenue generating activities during the last three weeks of May because of personal nonbusiness related issues.

Liquidity

Given our limited staff and level of operations there are no specific trends that define or affect our business or liquidity. Over the past year, we have generated substantially greater revenue from consulting services provided by our president to unaffiliated clients than we have earned from hosting. That trend is likely to continue.

Somebox does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations at our current level because we do not have a capital intensive business plan. Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants and independent contractors wherever possible.

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. We are a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs may range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. If necessary, our president has agreed to defer compensation otherwise payable to him by us so as to permit us to remain viable and further agreed to loan us amounts necessary to meet our expenses if sufficient revenues are not generated therefor. If and when loaned, the loan will be evidenced by a noninterest-bearing, unsecured corporate note to be treated as a loan until repaid, if and when we have the financial resources to do so. The financial resources of Mr. Seitz make it impractical to assume that loans from him will exceed $65,000. No salary has been deferred as of May 31, 2006.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use noncash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts.  Issuing shares of our common stock to such persons instead of paying cash to them would enable us to perform (more and larger engagements) and use the case obtained from those engagements to operate and expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

In May 2005, Somebox sold 600,000 shares of its common stock to 39 people for $600.  The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was also intended to get relatives and/ our business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders and their families may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of assistance to us.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended November 30, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company on December 15, 2005. The Company has not yet assessed the impact on future operations of adopting this new standard.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

Seasonality

To date, we have not noted seasonality as a major impact on our business.

ITEM 3

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive and Chief Financial Officer (one person, our President). Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Somebox, Inc.
(Registrant)

/s/ Jeremy Seitz
Jeremy Seitz
Title: President and Chief Financial Officer

July 11, 2006