Form 10QSB
period 2006-08-31
Somebox, Inc.
filed 2006-09-21
CIK 1354636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended August 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,100,000 shares of Common Stock, as of September 15, 2006.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

.

SOMEBOX, INC.

SOMEBOX, INC.

Balance Sheet

August 31, 2006

(Unaudited)

Assets

Current Assets

Cash	$3,577
Accounts Receivable – net	15,548

Total Current Assets	19,125

Property

Equipment	8,465
Accumulated Depreciation	(3,080)

Total Property	5,385

Total Assets	$24,510

Liabilities And Stockholders’ Deficit

Current Liabilities

Accounts Payable	$22,605
Due to President	11,682

Total Current Liabilities	34,287

Stockholders' Deficit

Preferred stock at $0.0001 par value: 1,000,000 shares authorized,
none outstanding	-
Common stock at $0.0001 par value; authorized 25,000,000 shares;
10,100,000 shares issued and outstanding	1,010
Additional Paid-in Capital	(5,217)
Deficit	(5,570)
Stockholders' Deficit	(9,777)

Total Liabilities And Stockholders' Deficit	$24,510

See notes to financial statements.

SOMEBOX, INC.

Statements of Operations

For the Three Months Ended August 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenue

Consulting and website updates	$33,295	$12,699
Hosting & Other	3,521	1,012

Total Revenue	36,816	13,711

Selling, General & Administrative	32,860	17,304

Income (Loss) Before Income Taxes	3,956	(3,593)
Provision for Income Taxes	-	-
Net Income (Loss)	$3,956	$(3,593)

Basic & Diluted Income (Loss) Per Share	$0.00	$(0.01)

Weighted average number of common shares outstanding	10,100,000	9,500,000

See notes to financial statements.

SOMEBOX, INC.

Statements of Operations

For the Nine Months Ended August 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenue

Consulting and website hosting	$77,363	$32,395
Hosting & Other	7,223	5,609

Total Revenue	84,586	38,004

Selling, General & Administrative	89,587	41,133

Income (Loss) Before Income Taxes	(5,001)	(3,129)
Provision for Income Taxes	-	-
Net Income (Loss)	$(5,001)	$(3,129)

Basic & Diluted Income (Loss) Per Share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	10,100,000	9,500,000

See notes to financial statements.

SOMEBOX, INC.

Statements of Cash Flows

For the Nine Months Ended August 31, 2006 and 2005

(Unaudited)

	2006	2005

Cash Flows From Operating Activities

Net Income (Loss)	$(5,001)	$(3,129)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation Expense	1,003	-
Net change in net operating assets	5,581	3,536
Net Cash provided from (used in) Operating Activities	1,583	407

Cash Flows From Investing Activities

Proceeds from Sale of Equipment	-
Purchase of equipment	(3,841)	(459)
Net Cash Used In Investing Activities	(3,841)	(459)

Cash Flows From Financing Activities

Loans from President	3,307	916

Increase (Decrease) in Cash	1,049	864
Cash at beginning of period	2,528	68
Cash at end of period	$3,577	$932

Supplemental Schedule of Cash Flow Activities

Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

See notes to financial statements.

SOMEBOX, INC.

Notes to the Financial Statements

August 31, 2006

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended August 31, 2006 and 2005 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2.

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

As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficit of $15,162 and a stockholder deficit of $9,777 at August 31, 2006. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Recent Development

As part of our plan to augment our financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

Operations

We were organized in April 2003. Our revenue generating activities are in two areas:

•

Software consulting and Website development; and

•

Website hosting (providing space for, as well as placing, a customer's Web page or site on a commercial or frequently used Web server).

During each of the nine months ended August 31, 2006 and 2005, a substantial portion (92% in 2006 and 85% in 2005) of our revenue was derived from consulting and Website development. We are attempting to derive greater amounts and percentages of revenue from hosting activities because we believe that hosting, which is a recurring revenue stream, can generate the majority of our revenue going forward. We have obtained almost all of our clients and customers through referrals from software professionals who have worked with or known our president in the past. We also attend some tradeshows and will consider advertising if resources become available. We may pay referral fees in the future to encourage client referrals. The amount of each fee will be determined on a negotiated basis.

In most periods, a very small number of clients has comprised a substantial portion of our business. This trend is likely to continue for the indefinite future if current operations continue. For the nine months ended August 31, 2006, three customers (Lighthouse for the Blind, 65.43%; Democracy Now, 16.61%; and Minds Island, LLC, 11.62%) represented 93.65% of total revenues.  If any of these customers decreased or terminated its purchases from us, the impact would have a severely adverse effect on our operations and financial condition. These customers do not have a contractual obligation to continue doing business with us. If we lost their business, there can be no assurances that we could replace the revenues from new sources of business.

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

Our expenses consist principally of professional fees, the costs to maintain our servers, general office expenses and salary.

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

Our president was unable to perform any revenue generating activities during the last three weeks of May because of personal non-business related issues.

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

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. We are a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs may range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. If necessary, our president has agreed to defer compensation otherwise payable to him by us so as to permit us to remain viable and further agreed to loan us amounts necessary to meet our expenses if sufficient revenues are not generated. If and when loaned, the loan will be evidenced by a noninterest-bearing, unsecured corporate note to be treated as a loan until repaid, if and when we have the financial resources to do so. The financial resources of Mr. Seitz make it impractical to assume that loans from him will exceed $65,000. No salary has been deferred as of August 31, 2006.

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

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard was effective for the Company beginning with the first interim period after December 15, 2005. We have no options outstanding, so this standard has no immediate impact on us.

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

September 21, 2006