Form 10KSB
period 2006-11-30
Boxwoods, Inc
filed 2007-03-21
CIK 1354636

U.S. SECURITIES AND EXCHANGE
 COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2006

☐ Transition report under Section 13 or 15 (d) of the Securities Exchange
Act of 1934 (No fee required)
For the transition period from _____ to _____

Commission file number 333-132107

BOXWOODS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	58-2667713

(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

850 Third Avenue, Suite 1801, New York, NY 10022
___________________________________________
(Address of Principal Executive Office) (Zip Code)

(646) 218-1400

(Issuer's Telephone Number, Including Area Code)

___________________________________________________________
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,100,000 shares of Common Stock as of February 28, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer's revenues for its most recent fiscal year: N/A

At January 31, 2007, the aggregate market value of the voting stock held by non-affiliates: N/A

PART I

Item 1. Description of Business

Boxwoods, Inc. ("Registrant" or the “Company") is currently an inactive company seeking merger and business operations opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. The Company has no subsidiaries.

The Company was incorporated as a limited liability company under the name of Somebox, Inc. (“Somebox”) on April 28, 2003 in the State of Delaware and was converted into a C corporation on April 12, 2005. The Company’s principal business was providing Web-hosting packages and development services that combined customized design, open source software and Web-based management tools. The Company offered a broad range of products and services, including shared and dedicated hosting services, e-commerce, application hosting, Web site development, marketing and optimization tools.

In May 2005 the Company sold 600,000 shares of its common stock in a private placement at a price of $.0001 per share to 39 individuals. In April 2006, the Company registered for resale 1,300,000 shares of its common stock belonging certain shareholders (although the Company was not obligated to do so by virtue of any Registration Rights Agreement or other agreement), and subjected itself to the Securities Exchange Act of 1934 reporting requirements because it believed that its being a public entity would provide benefits in visibility for carrying on its business, and provide liquidity to its shareholders.

On September 29, 2006, Jeremy Seitz, the principal stockholder of the Company, and 39 other stockholders, as sellers (each, a “Seller”and collectively, the “Sellers”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Harborview Master Fund LP (“Harborview”) and Diverse Trading Ltd. (“Diverse”), as purchasers (each, a “Purchaser” and collectively, the “Purchasers”). The Company was also a party to the Stock Purchase Agreement, but received no consideration and undertook no obligations in connection therewith.

Pursuant to the terms of the Stock Purchase Agreement, on September 29, 2006 (the “Closing”), the Sellers sold an aggregate of 9,999,000 shares of the Company’s common stock (the “Shares”), representing 99% of the outstanding shares, to the Purchasers for an aggregate purchase price of $685,000, all of which has been paid. Simultaneous with the Closing, Jeremy Seitz and Valentina Nakic resigned as officers and directors of the Company. To fill the vacancies, (i) Richard Rosenblum was elected as President, Chief Executive Officer and Chief Financial Officer of the Company and David Stefansky was elected as Secretary of the Company and (ii) David Stefansky was elected as a director. Richard Rosenblum and David Stefansky are principals of the general partner of Harborview, one of the Purchasers. Neither has an employment agreement with the Company.

The Board of Directors authorized the Company to discontinue its business operations as conducted prior to the closing of the transactions which were the subject of the Stock Purchase Agreement and to transfer such operations and the assets relating thereto to Jeremy Seitz, former officer, director and stockholder of the Company, in consideration of Mr. Seitz’s assuming all of the liabilities relating to such operations and assets.  The transfer to Mr. Seitz and his assumption of the liabilities were effected on October 27, 2006. Mr. Seitz and Valentina Nakic, a former officer and director of the Company, have agreed to indemnify the Company against any loss or expense relating to the transferred operations or assets and also released the Company from any claims which either of them may have had against the Company. Mr. Seitz will have the right to use the name “Somebox, Inc.” or any similar name in the conduct of the transferred business operations.

On October 4, 2006, with authorization of the Board of Directors and of the Purchasers, representing 99% of the outstanding shares of the Company’s common stock, an amendment to the Company’s certificate of incorporation was filed in the office of the Secretary of State of Delaware, changing the Company’s name to Boxwoods, Inc.

The Registrant is seeking a merger partner or the acquisition of an operating business. Future decisions to merge with or acquire any other entity will be based on the opinion of management regarding primarily the quality of the businesses that are to be merged or acquired, their potential for future growth, the quality of the management of the to-be merged entities, and the benefits that could accrue to the stockholders of the Company if the merger or acquisition occurred. There can be no guarantee that a merger or acquisition will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Company.

As of September 29, 2006, the Company ceased having any employees. Its directors and officers have since provided unpaid services on a part-time basis as needed to the Company.

Item 2. Description of Property

The Company formerly operated out of office space located at 54 Ludlow Street, New York, NY 10002 provided to it by its president at no cost. Since September 1, 2006, the Company has operated, at no cost to the Company, out of the office space utilized by Harborview Capital Management LLC, the general partner of Harborview, at 850 Third Avenue, Suite 1801, New York, NY 10022.

Item 3. Legal Proceedings

There are no legal proceedings to which the Company is subject and no such proceedings are known by the Company to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

By Written Consent of the Majority of Stockholders, stockholders owning the majority of the outstanding common stock of the Company voted to transfer the business operations of the Company to Jeremy Seitz.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company was assigned the new symbol “BXWD” by the NASDAQ Stock Market, effective October 20, 2006. The Company's common stock has never traded.

As of November 30, 2006, the Company had approximately 40 shareholders of record of Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

General

On September 29, 2006, Jeremy Seitz, the principal stockholder of the Company, and 39 other stockholders, as Sellers entered into the Stock Purchase Agreement, with Harborview and Diverse, as Purchasers. The Company was also a party to the Stock Purchase Agreement, but received no consideration and undertook no obligations in connection therewith.

Pursuant to the terms of the Stock Purchase Agreement, on September 29, 2006 (the Closing Date), the Sellers sold an aggregate of 9,999,000 shares of the Company’s common stock (the “Shares”), representing 99% of the outstanding shares, to the Purchasers for an aggregate purchase price of $685,000, all of which has been paid.

The Board of Directors authorized the Company to discontinue its business operations as conducted prior to the closing of the transactions which were the subject of the Stock Purchase Agreement and to transfer such operations and the assets relating thereto to Jeremy Seitz, former officer, director and stockholder of the Company, in consideration of Mr. Seitz’s assuming all of the liabilities relating to such operations and assets.  The transfer to Mr. Seitz and his assumption of the liabilities were effected on October 27, 2006. Mr. Seitz and Valentina Nakic, a former officer and director of the Company, indemnified the Company against any loss or expense relating to the transferred operations or assets and also released the Company from any claims which either of them may have had against the Company.

Liquidity

As of September 6, 2006, the Company discontinued its operations and had no assets or liabilities. The Company does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that funds will be available when needed.

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

▪
of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪
of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪
of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

▪
that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for the Company on December 15, 2005. The Company has not yet assessed the impact on future operations of adopting this new standard.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7. Financial Statements

BOXWOODS, INC.

NOVEMBER 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Boxwoods, Inc.
New York, NY

We have audited the accompanying balance sheet of Boxwoods, Inc. (“Boxwoods” or the “Company”) as of November 30, 2006 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is currently inactive, and is now seeking merger opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Somebox, Inc.
New York, NY

We have audited the accompanying balance sheet of Somebox, Inc., as of November 30, 2005 and the related statements of operations, stockholders’ deficit and cash flows for the year ended November 30, 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position operations and its cash flows for the year ended November 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Somebox, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital and a stockholders' deficit of $4,776 which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MantylaMcReynolds, LLC

January 31, 2006
Salt Lake City, Utah

BOXWOODS, INC.

Balance Sheet
November 30, 2006

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$25,000
Total Current Liabilities	25,000

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock at $0.0001 par value; 25,000,000 shares authorized; 10,100,000 shares issued and outstanding	1,010
Additional Paid-in Capital	(5,217)
Accumulated deficit	(20,793)
Total Stockholders’ Deficit	(25,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Operations
For the Fiscal Years Ended November 30, 2006 and 2005

	2006	2005

General and administrative	$25,000	$-
Loss from continuing operations before income taxes	(25,000)	-
Income taxes	-	-
Loss from continuing operations	(25,000)	-

Loss from discontinued operations, net of tax	(10,486)	(4,176)
Gain on sale of discontinued operations, net of taxes	15,262	-
Net loss	$(20,224)	$(4,176)
Loss per common share - basic and diluted	($ 0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	10,100,000	9,800,000

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statement of Stockholders’ Deficit
For the Fiscal Years Ended November 30, 2006 and 2005

	Membership Units	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 1, 2004	93	-	$-	$93	$(1,293)	$(1,200)

Common stock issued in exchange for membership units on April 12, 2005	(93)	9,500,000	950	(950)	-	-
Reclassification of undistributed losses as of April 12, 2005, the date of conversion from LLC to C corporation	-	-	-	(4,900)	4,900	-
Sale of 600,000 shares	-	600,000	60	540	-	600
Net loss - 2005	-	-	-		(4,176)	(4,176)

Balance, November 30, 2005	-	10,100,000	1,010	(5,217)	(569)	(4,776)

Net loss - 2006	-	-	-		(20,224)	(20,224)

Balance, November 30, 2006	-	10,100,000	$1,010	$(5,217)	$(20,793)	$(25,000)

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Cash Flows
For the Fiscal Years Ended November 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,224)	$(4,176)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,060	980
Gain from sale of discontinued operations	(9,834)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(14,217)	2,556
Increase in accounts payable and accrued expenses	44,798	458
Net Cash Provided by (Used in) Operating Activities	1,583	(182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash relinquished on sale of discontinued operations	(3,577)	-
Proceeds from sale of equipment	-	700
Purchase of equipment	(3,841)	(959)
Net Cash Used in Investing Activities	(7,418)	(259)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from former president	3,307	2,301
Proceeds from sale of common stock	-	600
Net Cash Provided by Financing Activities	3,307	2,901

INCREASE (DECREASE) IN CASH	(2,528)	2,460

CASH AT BEGINNING OF YEAR	2,528	68
CASH AT END OF YEAR	$-	$2,528

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-	$-

See accompanying notes to the financial statements.

BOXWOODS, INC.

Notes to the Financial Statements
November 30, 2006

NOTE 1 - ORGANIZATION

Somebox, Inc. (“Somebox”) was incorporated as a limited liability company on April 28, 2003 in the State of Delaware and was converted into a C corporation, in the State of Delaware, on April 12, 2005. Somebox provided software consulting and Website hosting packages and development services that combined customized design, open sources software and sophisticated Web-based management tools.

On September 29, 2006, the principal stockholder of Somebox and 39 other stockholders sold an aggregate of 9,999,000 shares of Somebox’s common stock (the “Shares”), representing 99% of the outstanding shares. All proceeds were paid to the Sellers. No proceeds were paid to the Company.

On October 4, 2006, Somebox filed an amendment of its certificate of incorporation changing its name to “Boxwoods, Inc.”.

Boxwoods, Inc. ("Registrant" or the “Company”) is currently an inactive company seeking merger and business operations opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. The Company has no subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Year-end

The Company has elected a fiscal year ending on November 30.

b. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss for the year by the basic and diluted weighted average number of shares outstanding assuming that the capital structure in place upon the adoption of the Company’s current articles of incorporation had occurred as of the beginning of the first period presented.

e. Income Taxes

The Company was a limited liability company until April 12, 2005 during which time the Company was treated as a partnership for Federal income tax purposes. Under subchapter K of the Internal Revenue Code, members of a limited liability company are taxed separately on their distributive share of the partnership's income whether or not that income is actually distributed.

Since April 12, 2005, the Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income and comprehensive income in the period that includes the enactment date.

f. Impact of New Accounting Standards

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”, which is an amendment of SFAS Nos. 133 and 140. This statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that adoption of this standard will not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes that adoption of this standard will not have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidancein this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. Management believes that adoption of this standard will not have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the results of operations or financial position of the Company.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2006, the Company is currently inactive, and is now seeking merger opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - INCOME TAXES

At November 30, 2006, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $20,224 that may be offset against future taxable income through 2026. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that realization is not more likely than not. Accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance. The Company had ownership changes as defined by the Internal Revenue Service, which may subject the NOL’s to annual limitations which could reduce or defer the NOL.

Item 8. Changes in and Disgreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with Accountants on Accounting and Financial Disclosure.

On February 21, 2007, the Company dismissed Mantyla McReynolds LLC (“Mantyla”) as its principal accountant. Mantyla’s reports on the financial statements of the Company from the time of its appointment for either of the past two years did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles.

The decision to change accountants was approved by the Company’s board of directors. From the time of Mantyla’s appointment as the Company’s accountant through the date of this report, there have been no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mantyla, would have caused Mantyla to make references to the subject matter of the disagreements in connection with its report.

On February 21, 2007, the Company retained Li & Company, PC as the Company’s independent accountants to conduct an audit of the Company’s financial statements for the fiscal year ended November 30, 2006. This action was previously approved by the company’s Board of Directors.

Item 8A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B. Other Information

None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As described in Item 1 (Description of Business), Richard Rosenblum and David Stefansky serve as directors and officers of the Company:

Name	Age	Position

Richard Rosenblum*	47	Director, President, Chief Executive Officer, Chief Financial Officer,

David Stefansky*	35	Director, Secretary

*Richard Rosenblum and David Stefansky are principals of the general partner of Harborview and have voting control and investment discretion over the shares held by Harborview. Mr. Rosenblum is President, Chief Executive Officer and Chief Financial Officer and a director of the Company. Mr. Stefansky is Secretary and a director of the Company. Both Mr. Rosenblum and Mr. Stefansky disclaim beneficial ownership of the shares of the Company held by Harborview.

Directors hold office until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

Richard Rosenblum has been a Director of the Company since September 28, 2006 and President, Chief Executive Officer and Chief Financial officer since September 29, 2006. Additionally, Mr. Rosenblum is an officer and director of Mill Basin Technologies, Ltd. and Marine Park Holdings, Inc., and a director of Amedia Networks, Inc. Mr. Rosenblum has been a principal of Harborview Advisors, LLC since its inception in 2004. He previously was a Managing Director of Investment Banking at vFinance, Inc., a middle market investment banking and brokerage organization. Mr. Rosenblum has been an active force in the small and mid-cap markets for more than 16 years, providing advice, expertise, and access to critical growth for emerging companies, raising more than $300 million. Mr. Rosenblum graduated from the State University of New York at Buffalo in 1981, summa cum laude, with a degree in Finance and Accounting.

David Stefansky has been a Director and Secretary of the Company since September 29, 2006. Additionally, Mr. Stefansky is an officer and director of Mill Basin Technologies, Ltd. and Marine Park Holdings Inc. Mr. Stefansky has been a principal of Harborview Advisors, LLC since its inception in 2004. Over the past several years, Mr. Stefansky has participated in arranging private offerings in excess of $200 million for early-stage and emerging growth companies, primarily in the fields of technology, telecommunications and healthcare. He has successfully advised, financed, restructured and participated in funding numerous small cap and micro cap companies. Mr. Stefansky previously was a Managing Director at vFinance, Inc.

Jeremy Seitz and Valentina Nakic served as officers and directors of the Company until resigning on September 29, 2006.

Item 10. Executive Compensation

No officer or director of the Company has received, or was entitled to receive, compensation from the Company during the fiscal year ended November 30, 2006, except as described in the following table.

Long Term Compensation
		Annual Compensation			Awards		Payouts
					Restricted	Securities
	Year			Other	Stock	Underlying	LTIP
Name and	Ended		Bonus	Annual	Award(s)	Options/	Payouts	All Other
Principal Position	Nov 30	Salary ($)	($)	Compensation ($)	($)	SARs (#)	($)	Compensation ($)

Jeremy Seitz	2006	-	-	-	-	-	-	-

The Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his resignation, retirement or termination of employment, or from a change in control of the Company or a change in the officer's responsibilities following a change in control.
Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 10, 2007, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown:
Name and Address of	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership	of Class

Harborview Master Fund, L.P. (1)	4,999,500	49.5%
Harbor House
Waterfront Drive
Road Town, Tortola
British Virgin Islands

Diverse Trading Ltd (2).	4,999,500	49.5%
Harbor House
Waterfront Drive
Road Town, Tortola
British Virgin Islands

(1)Richard Rosenblum and David Stefansky are principals of the general partner of Harborview and have voting control and investment discretion over the shares held by Harborview. Mr. Rosenblum is President, Chief Executive Officer and Chief Financial Officer and a director of the Company. Mr. Stefansky is Secretary and a director of the Company. Both Mr. Rosenblum and Mr. Stefansky disclaim beneficial ownership of the shares of the Company held by Harborview.

(2)Joseph Franck is principal of the investment manager of the parent entity of Diverse and has voting control and investment discretion over the shares held by Diverse. Mr. Franck disclaims beneficial ownership of the shares of the Company held by Diverse.

_ _ _ _ _ _ _ _ _ _ _
All Officers and Directors as a group (2 persons)	4,999,500	49.5%

Item 12. Certain Relationships and Related Transactions

In April 2005, Somebox issued 9,500,000 shares of its common stock to its president in exchange for all of the outstanding Membership Units of Somebox LLC in effect converting Somebox from a limited liability company to a C corporation. In addition, 10,000 shares of our common stock were sold to Valentina Nakic, our secretary/treasurer, in May 2005 for $10.

In May 2005 the Company sold 600,000 shares of its common stock in a private placement at a price of $0.0001 per share to 39 individuals. In April 2006, the Company registered for resale 1,300,000 shares of its common stock belonging certain shareholders (although the Company was not obligated to do so by virtue of any Registration Rights Agreement or other agreement), and subjected itself to the Securities Exchange Act of 1934 reporting requirements because it believed that its being a public entity would provide benefits in visibility for carrying on its business, and provide liquidity to its shareholders.

On September 29, 2006, Jeremy Seitz, the principal stockholder of the Company, and 39 other stockholders, as Sellers entered into the Stock Purchase Agreement, with Harborview and Diverse as Purchasers. The Company was also a party to the Stock Purchase Agreement, but received no consideration and undertook no obligations in connection therewith.

Pursuant to the terms of the Stock Purchase Agreement, on September 29, 2006 the Sellers sold an aggregate of 9,999,000 shares of the Company’s common stock (the “Shares”), representing 99% of the outstanding shares, to the Purchasers for an aggregate purchase price of $685,000, all of which has been paid.

On September 29, Jeremy Seitz and Valentina Nakic, who had been officers and directors of the Company, resigned from those positions.

By Board action on September 29, 2006, Richard Rosenblum, who had been elected as a director of the Company, was elected as President, Chief Executive Officer and Chief Financial Officer of the Company, and David Stefansky was elected as Secretary of the Company and as a director of the Company. Richard Rosenblum and David Stefansky are principals of the general partner of Harborview, one of the Purchasers. Neither has an employment agreement with the Company.

The Board of Directors authorized the Company to discontinue its business operations as conducted prior to the closing of the transactions which were the subject of the Stock Purchase Agreement and to transfer such operations and the assets relating thereto to Jeremy Seitz, former officer, director and stockholder of the Company, in consideration of Mr. Seitz’s assuming all of the liabilities relating to such operations and assets.  The transfer to Mr. Seitz and his assumption of the liabilities were effected on October 27, 2006. Mr. Seitz and Valentina Nakic, a former officer and director of the Company, were indemnified the Company against any loss or expense relating to the transferred operations or assets and also released the Company from any claims which either of them may have had against the Company. Mr. Seitz will have the right to use the name “Somebox, Inc.” or any similar name in the conduct of the transferred business operations.

Part IV
Item 13.  Exhibits
Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation	(Incorporated by reference to the same
exhibit filed with the Company's
registration statement on Form SB-2
February 28, 2006)

3.2	Bylaws	(Incorporated by reference to the same
exhibit filed with the Company's
registration statement on Form SB-2
February 28, 2006)

3.3	Certificate of Amendment to	(Incorporated by reference to the same
	Certificate of Incorporation,	exhibit filed with the Company’s Current
	as filed with the Delaware	Report filed on Form 8-K October 5, 2006)
Secretary of State on October
4, 2006

10.1	Stock Purchase Agreement,	*
dated as of September 29,
2006

22.1	Company’s Report on	(Incorporated by reference, as filed
	Form 8-K	October 5, 2006)

31.1	Rule 13a-14(a) Certifications	*

32.1	Section 1350 Certifications	*

*     Filed with this report

Item 14. Principal Accountant Fees and Services

Li & Company, PC is the Company's principal auditing accountant firm.

Audit Fees. During the years ended November 30, 2006, and November 30, 2005, the Company's former principal accountant, Mantyla McReynolds, LLC, billed $14,395 in fees that were directly associated with the preparation of annual audit reports and quarterly review report. The Company's principal accountant did not bill any other fees during the years ended November 30, 2005 and 2006.

The officers and directors of the Company have determined that the services provided by Company's principal accountant, as referred to in the above paragraphs, are compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXWOODS INC.

Date: March 21, 2007		/s/ Richard Rosenblum
	By:	Richard Rosenblum

Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and the date indicated.

Date: March 21, 2007		/s/ Richard Rosenblum
	By:	Richard Rosenblum

Chief Executive Officer, President, Chief Financial Officer, Director, (principal excecutive officer, principal financial officer)

Date: March 21, 2007		/s/ David Stefansky
	By:	David Stefansky

Secretary, Director