Form 10QSB
period 2007-05-31
Boxwoods, Inc
filed 2007-07-12
CIK 1354636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended May 31, 2007

☐   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to _____________
Commission file number 333- 132107

BOXWOODS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	58-2667713
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

850 Third Avenue, Suite 1801 New York, NY 10022 (Address of principal executive offices, including zip code)

(646) 218-1400
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
Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,100,000 shares of Common Stock, as of July 4, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one):
Yes ☒ No ☐
Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

BOXWOODS, INC.

Item 1 - Financial Information

BOXWOODS, INC.

Balance Sheet
May 31, 2007
(Unaudited)

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$27,000
Total Current Liabilities	27,000

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-
Common stock at $0.0001 par value; 74,000,000 shares authorized; 10,100,000 shares issued and outstanding	1,010
Additional paid-in capital	(5,217)
Accumulated deficit	(22,793)
Total Stockholders’ Deficit	(27,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Operations
For the Six Months Ended May 31, 2007 and 2006
(Unaudited)

	2007	2006

General and administrative	$2,000	$-

Loss from continuing operations before income taxes	(2,000)	-
Income taxes	-	-
Loss from continuing operations	(2,000)	-

Loss from discontinued operations, net of tax	-	(8,957)
Net loss	$(2,000)	$(8,957)
Loss per share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.01)
	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	10,100,000	10,100,000

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Operations
For the Three Months Ended May 31, 2007 and 2006
(Unaudited)

	2007	2006

General and administrative	$1,000	$-
Loss from continuing operations before income taxes	(1,000)	-
Income taxes	-	-
Loss from continuing operations	(1,000)	-

Loss from discontinued operations, net of tax	-	(8,451)
Net loss	$(1,000)	$(8,451)
Loss per share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.01)
	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	10,100,000	10,100,000

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Cash Flows
For the Six Months Ended May 31, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,000)	$(8,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		363
Changes in net operating assets	2,000	6,733

Net Cash Used In Operating Activities	-	(1,861)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from president	-	992
Net Cash Provided by Financing Activities	-	992

NET DECREASE IN CASH	-	(869)

CASH AT BEGINNING OF PERIOD	-	2,528
CASH AT END OF PERIOD	$-	$1,659

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-	$-

See accompanying notes to the financial statements.

BOXWOODS, INC.

Notes to the Financial Statements
May 31, 2007
(Unaudited)

NOTE 1 - ORGANIZATION

Boxwoods, Inc. (“Registrant” or the “Company”) is currently an inactive company seeking merger and business operations opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. The Company has no subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2007, the Company is currently inactive and is now seeking merger opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158) . SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

July 11, 2007