Form 10QSB
period 2007-08-31
Boxwoods, Inc
filed 2007-10-10
CIK 1354636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended August 31, 2007

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,100,000 shares of Common Stock, as of October 4, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒    No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

BOXWOODS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Information

BOXWOODS, INC.

Balance Sheet
August 31, 2007
(Unaudited)

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to shareholders	$28,000
Total Current Liabilities	28,000

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-
Common stock at $0.0001 par value; 74,000,000 shares authorized; 10,100,000 shares issued and outstanding	1,010
Additional paid-in capital	(5,217)
Accumulated deficit	(23,793)
Total Stockholders’ Deficit	(28,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Operations
For the Nine Months Ended August 31, 2007 and 2006
(Unaudited)

	2007	2006
General and administrative	$3,000	$-
Loss from continuing operations before income taxes	(3,000)	-
Income taxes	-	-
Loss from continuing operations	(3,000)	-

Loss from discontinued operations, net of tax	-	(5,001)
Net loss	$(3,000)	$(5,001)
Net loss per common share – basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.01)
	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	10,100,000	10,100,000

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Operations
For the Three Months Ended August 31, 2007 and 2006
(Unaudited)

	2007	2006
General and administrative	$1,000	$-
Loss from continuing operations before income taxes	(1,000)	-
Income taxes	-	-
Loss from continuing operations	(1,000)	-

Income from discontinued operations, net of tax	-	3,956
Net income (loss)	$(1,000)	$3,956
Net income (loss) per common share – basic and diluted
Continuing operations	$(0.00)	$0.00
Discontinued operations	(0.00)	0.00
	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	10,100,000	10,100,000

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Cash Flows
For the Nine Months Ended August 31, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,000)	$(5,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense		1,003
Changes in net operating assets	3,000	5,581
Net Cash Provided by Operating Activities	-	1,583

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(3,841)
Net Cash Used in Investing Activities	-	(3,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from president	-	3,307
Net Cash Provided by Financing Activities	-	3,307

NET INCREASE IN CASH	-	1,049

CASH AT BEGINNING OF PERIOD	-	2,528
CASH AT END OF PERIOD	$-	$3,577

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-	$-

See accompanying notes to the financial statements.

BOXWOODS, INC.

Notes to the Financial Statements
August 31, 2007
(Unaudited)

NOTE 1 - ORGANIZATION

Boxwoods, Inc. (“Registrant” or the “Company”) is currently an inactive company seeking merger and business operations opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. The Company has no subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2006.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There are no potentially dilutive shares outstanding.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109, “Accounting for Income Taxes”. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). The accounting provisions of FIN 48 will be effective for the Company on August 1, 2007 and the cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on August 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition and results of operations.

On September 15, 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued FASB Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (SFAS No. 158). SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 for an employer with publicly traded equity securities. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2007, the Company is currently inactive and is now seeking merger opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended November 30, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“SFAS No. 158”) . SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006 for an employer with publicly traded equity securities. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material. SAB No. 108 is effective in any report for an interim period of the first fiscal year ending after November 15, 2006 with early application of the guidance is encouraged.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

October 10, 2007