Form 10KSB
period 2007-11-30
Boxwoods, Inc
filed 2008-02-14
CIK 1354636

U.S. SECURITIES AND EXCHANGE
 COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2007

☐ Transition report under Section 13 or 15 (d) of the Securities Exchange
Act of 1934 (No fee required)
For the transition period from _____ to _____

Commission file number 333-132107

BOXWOODS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	58-2667713
State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

850 Third Avenue, Suite 1801, New York, NY 10022
(Address of Principal Executive Office) (Zip Code)

(646) 218-1400
(Issuer's Telephone Number, Including Area Code)

________________________________________
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,100,000 shares of Common Stock as of February __, 2008.

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

At January 31, 2008, the aggregate market value of the voting stock held by non-affiliates: N/A

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

On September 29, 2006, Jeremy Seitz, the principal stockholder of the Company, and 39 other stockholders, as sellers (each, a “Seller”and collectively, the (“Sellers”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Harborview Master Fund LP (“Harborview”) and Diverse Trading Ltd. (“Diverse”), as purchasers (each, a “Purchaser” and collectively, the “Purchasers”). The Company was also a party to the Stock Purchase Agreement, but received no consideration and undertook no obligations in connection therewith.

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

As of November 30, 2007, the Company had approximately 40 shareholders of record of Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

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

Liquidity

As of September 6, 2006, the Company discontinued its operations and had no assets or liabilities. The Company does not have any credit facilities or other commitments for debt or equity financing. The Company’s sole expenses for fiscal 2007 were accounting, legal and filing fees. If the Company decides to commence active operations, no assurances can be given that funds will be available when needed.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with our annual report for the year ended November 30, 2009, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Boxwoods’ financial statements issued in 2008; however, earlier application is encouraged. Boxwoods is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007)“Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending November 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending November 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of November 30, 2007 that will become effective in subsequent periods; however, management of Boxwoods does not believe that any of those pronouncements would have significantly affected Boxwoods’ financial accounting measurements or disclosures had they been in effect during 2007, and it does not believe that any of those pronouncements will have a significant impact on Boxwoods’ financial statements at the time they become effective.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7. Financial Statements

BOXWOODS, INC.

NOVEMBER 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Boxwoods, Inc.
New York, NY

We have audited the accompanying balance sheet of Boxwoods, Inc. as of November 30, 2007 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years ended November 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boxwoods, Inc., as of November 30, 2007 and the results of its operations and its cash flows for the fiscal years ended November 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Boxwoods, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, Boxwoods, Inc. is currently inactive, and is now seeking merger opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
January 18, 2008

BOXWOODS, INC.

Balance Sheet
November 30, 2007

ASSETS

TOTAL ASSETS	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$19,500
Due to shareholders	28,000
Total Current Liabilities	47,500

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock at $0.0001 par value; 25,000,000 shares authorized; 10,100,000 shares issued and outstanding	1,010

Additional paid-in capital	(5,217)
Accumulated deficit	(43,293)
Total Stockholders’ Deficit	(47,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Operations
For the Fiscal Years Ended November 30, 2007 and 2006

	2007	2006
General and administrative	$22,500	$25,000
Loss from continuing operations before income taxes	(22,500)	(25,000)
Income taxes	-	-
Loss from continuing operations	(22,500)	(25,000)

Loss from discontinued operations, net of tax	-	(5,058)
Gain on sale of discontinued operations, net of taxes	-	9,834
Net loss	$(22,500)	$(20,224)
Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	10,100,000	9,800,000

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statement of Stockholders’ Deficit
November 30, 2007

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 1, 2005	10,100,000	$1,010	$(5,217)	$(569)	$(4,776)

Net loss - 2006				(20,224)	(20,224)

Balance, November 30, 2006	10,100,000	1,010	(5,217)	(20,793)	(25,000)

Net loss - 2007				(22,500)	(22,500)

Balance, November 30, 2007	10,100,000	$1,010	$(5,217)	$(43,293)	$(47,500)

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Cash Flows
For the Fiscal Years Ended November 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,500)	$(20,224)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	-	1,060
Gain from sale of discontinued operations	-	(9,834)
Changes in assets and liabilities:
(Increase) in accounts receivable	-	(14,217)
Increase (decrease) in accounts payable and accrued expenses	(5,500)	44,798
Net Cash Provided by (Used in) Operating Activities	(28,000)	1,583

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash relinquished on sale of discontinued operations	-	(3,577)
Purchase of equipment	-	(3,841)
Net Cash Used in Investing Activities	-	(7,418)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from former president	-	3,307
Due to shareholders	28,000	-
Net Cash Provided by Financing Activities	28,000	3,307

DECREASE IN CASH	-	(2,528)

CASH AT BEGINNING OF YEAR	-	2,528
CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-	$-

See accompanying notes to the financial statements.

BOXWOODS, INC.

Notes to the Financial Statements
November 30, 2007

NOTE 1 - ORGANIZATION

Somebox, Inc. (“Somebox”) was organized as a limited liability company (“LLC”) on April 28, 2003 in the State of Delaware and was converted into a C corporation, in the State of Delaware, on April 12, 2005. The Company provided software consulting and Website hosting packages and development services that combined customized design, open sources software and sophisticated Web based management tools.

On September 29, 2006, the principal stockholder of the Company and 39 other stockholders sold an aggregate of 9,999,000 shares of the Company’s common stock (the “Shares”), representing 99% of the outstanding shares. All proceeds were paid to the Sellers. No proceeds were paid to the Company.

On October 4, 2006, the Company filed an amendment of its certificate of incorporation changing the Company’s name to “Boxwoods, Inc.”.

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

c. Use of Estimates

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

d. Net Loss Per Common Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic and diluted net loss per common share has been calculated by dividing the net loss for the year by the basic and diluted weighted average number of shares outstanding assuming that the capital structure in place upon the adoption of the Company’s current articles of incorporation had occurred as of the beginning of the first period presented.

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

f. Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with its annual report for the fiscal year ending June 30, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007)“Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending November 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending November 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of November 30, 2007 that will become effective in subsequent periods; however, management of Boxwoods does not believe that any of those pronouncements would have significantly affected Boxwoods’ financial accounting measurements or disclosures had they been in effect during 2007, and it does not believe that any of those pronouncements will have a significant impact on Boxwoods’ financial statements at the time they become effective.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2007, the Company is currently inactive, and is now seeking merger opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - INCOME TAXES

At November 30, 2007, the Company has available for federal and state income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $43,000 that may be used to offset future taxable income through the fiscal year ending November 30, 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax assets of approximately $6,450 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $6,450.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $3,375 and $3,034 during the years ended November 30, 2007 and 2006, respectively.

Components of deferred tax assets as of November 30, 2007 are as follows:

Net deferred tax assets - Non-current:
Expected Federal income tax benefit from NOL carry-forwards	$6,450
Less valuation allowance	(6,450)
Deferred tax assets, net of valuation allowance	$-

The reconciliation of the effective income tax rate to the federal statutory rate for the fiscal year ended November 30, 2007

Federal income tax rate	15.0%
Net operating loss	(15.0)%
Effective income tax rate	0.0%

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

Item 8B. Other Information

None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As described in Item 1 (Description of Business), Richard Rosenblum and David Stefansky serve as directors and officers of the Company:

Name	Age	Position

Richard Rosenblum*	48	Director, President, Chief Executive Officer, Chief Financial Officer,

David Stefansky*	36	Director, Secretary

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

Richard Rosenblum has been a Director of the Company since September 28, 2006 and President, Chief Executive Officer and Chief Financial Officer since September 29, 2006. Additionally, Mr. Rosenblum is an officer and director of Mill Basin Technologies, Ltd. and Marine Park Holdings, Inc., and a director of Amedia Networks, Inc. Mr. Rosenblum has been a principal of Harborview Advisors, LLC since its inception in 2004. He previously was a Managing Director of Investment Banking at vFinance, Inc., a middle market investment banking and brokerage organization. Mr. Rosenblum has been an active force in the small and mid-cap markets for more than 16 years, providing advice, expertise, and access to critical growth for emerging companies, raising more than $300 million. Mr. Rosenblum graduated from the State University of New York at Buffalo in 1981, summa cum laude , with a degree in Finance and Accounting.

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

Item 10. Executive Compensation

No officer or director of the Company has received, or was entitled to receive, compensation from the Company during the fiscal year ended November 30, 2007.

The Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his resignation, retirement or termination of employment, or from a change in control of the Company or a change in the officer's responsibilities following a change in control.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 31, 2008, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown:

	Amount and Nature of	Percent
Name and Address of Beneficial Owner	Beneficial Ownership	of Class
Harborview Master Fund, L.P. (1)	4,999,500	49.5%
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

Part IV
Item 13.  Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation	(Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2 February 28, 2006)

3.2	Bylaws	(Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2 February 28, 2006)

3.3	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on October 4, 2006	(Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8-K October 5, 2006)

10.1	Stock Purchase Agreement, dated as of September 29, 2006	(Incorporated by reference to the same exhibit Filed with the Company’s Form 10-KSB filed On March 21, 2007)

22.1	Company’s Report on Form 8-K	(Incorporated by reference, as filed October 5, 2006)

31.1	Rule 13a-14(a) Certifications	*

32.1	Section 1350 Certifications	*

*     Filed with this report

Item 14. Principal Accountant Fees and Services

Li & Company, PC is the Company's principal auditing firm.

Audit Fees. During the year ended November 30, 2007, the Company’s principal accountants, Li & Company PC billed $10,500 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports. During the year ended November 30, 2006, the Company's former principal accountant, Mantyla McReynolds, LLC, billed $14,395 in fees that were directly associated with the preparation of annual audit reports and quarterly review report. The Company's principal accountant did not bill any other fees during the years ended November 30, 2005 and 2006.

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

BOXWOODS INC.

Date: February 13, 2008	By:	/s/ Richard Rosenblum
Richard Rosenblum Chief Executive Officer, , Chief Financial
Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and the date indicated.

Date: February 13, 2008	By:	/s/ Richard Rosenblum
Richard Rosenblum

Chief Executive Officer, President, Chief Financial Officer, Director, (principal excecutive officer, principal financial officer)

Date: February 13, 2008	By:	/s/ David Stefansky
David Stefansky
Secretary, Director