Form 10QSB
period 2008-02-29
Boxwoods, Inc
filed 2008-03-28
CIK 1354636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended February 29, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,100,000 shares of Common Stock, as of March 27, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

BOXWOODS, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Information

BOXWOODS, INC.

Balance Sheets

	February 29, 2008	November 30, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$17,000	$19,500
Due to shareholders	31,500	28,000

Total Current Liabilities	48,500	47,500

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.0001 par value; 25,000,000 shares authorized; 10,100,000 shares issued and outstanding	1,010	1,010
Additional paid-in capital	(5,217)	(5,217)
Accumulated deficit	(44,293)	(43,293)
Total Stockholders’ Deficit	(48,500)	(47,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Operations
For the Three Months Ended February 29, 2008 and February 28, 2007
(Unaudited)

	2008	2007

General and administrative	$1,000	$1,000
Loss before income taxes	(1,000)	(1,000)
Income taxes	-	-
Net loss	$(1,000)	$(1,000)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	10,100,000	10,100,000

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Cash Flows
For the Three Months Ended February 29, 2008 and February 28, 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,000)	$(1,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase (decrease) in accrued expenses	(2,500)	1,000
Net Cash Provided by (Used in) Operating Activities	(3,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholders	3,500	-
Net Cash Provided by Financing Activities	3,500	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-	$-

See accompanying notes to the financial statements.

BOXWOODS, INC.

Notes to the Financial Statements
February 29, 2008
(Unaudited)

NOTE 1 - ORGANIZATION

Boxwoods, Inc. (“Registrant” or the “Company”) is currently an inactive company seeking merger and business operations opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. The Company has no subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article X of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007 as filed on February 14, 2008.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending November 30, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

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

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

In December 2007, the FASB issued FASB Statement No. 160“Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending November 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 29, 2008, the Company is currently inactive and is now seeking merger opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – DUE TO SHAREHOLDERS

Advances from shareholders bear no interest and are payable on demand.

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

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending November 30, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

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

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159“The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

In December 2007, the FASB issued FASB Statement No. 160“Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending November 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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
12
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

March 28, 2008