Form 10QSB
period 2008-05-31
Boxwoods, Inc
filed 2008-06-17
CIK 1354636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended May 31, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,100,000 shares of Common Stock, as of June 12, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

BOXWOODS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Information

BOXWOODS, INC.

Balance Sheets

	May 31, 2008	November 30, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$15,000	$19,500
Due to shareholders	35,500	28,000

Total Current Liabilities	50,500	47,500

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.0001 par value; 25,000,000 shares authorized; 10,100,000 shares issued and outstanding	1,010	1,010
Additional paid-in capital	(5,217)	(5,217)
Accumulated deficit	(46,293)	(43,293)
Total Stockholders’ Deficit	(50,500)	(47,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Operations
For the Three Months Ended May 31, 2008 and 2007
(Unaudited)

	2008	2007

General and administrative	$2,000	$1,000
Loss before income taxes	(2,000)	(1,000)
Income taxes	-	-
Net loss	$(2,000)	$(1,000)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,100,000	10,100,000

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Operations
For the Six Months Ended May 31, 2008 and 2007
(Unaudited)

	2008	2007

General and administrative	$3,000	$2,000
Loss before income taxes	(3,000)	(2,000)
Income taxes	-	-
Net loss	$(3,000)	$(2,000)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,100,000	10,100,000

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Cash Flows
For the Six Months Ended May 31, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,000)	$(2,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accrued expenses	(4,500)	2,000

Net Cash Used in Operating Activities	(7,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholders	7,500	-
Net Cash Provided by Financing Activities	7,500	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-	$-

See accompanying notes to the financial statements.

BOXWOODS, INC.

Notes to the Financial Statements
May 31, 2008
(Unaudited)

NOTE 1 - ORGANIZATION

Boxwoods, Inc. (“Registrant” or the “Company”) is currently an inactive company seeking merger and business operations opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. The Company has no subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article X of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007 as filed on February 14, 2008.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2008, the Company is currently inactive and is now seeking merger opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXWOODS, INC.
(Registrant)

/s/ Richard Rosenblum
Richard Rosenblum
Title: President, Chief Executive Officer and
Chief Financial Officer

June 16 , 2008