Form 10-Q
period 2008-08-31
Boxwoods, Inc
filed 2008-09-26
CIK 1354636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended August 31, 2008

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
Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐       Non-Accelerated Filer ☐       Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,100,000 shares of Common Stock, as of September 22, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

BOXWOODS, INC.

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Information

BOXWOODS, INC.

Balance Sheets

	August 31, 2008	November 30, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$17,500	$19,500
Due to shareholders	35,500	28,000

Total Current Liabilities	53,000	47,500

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.0001 par value; 25,000,000 shares authorized; 10,100,000 shares issued and outstanding	1,010	1,010
Additional paid-in capital	(5,217)	(5,217)
Accumulated deficit	(48,793)	(43,293)
Total Stockholders’ Deficit	(53,000)	(47,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Operations
For the Three Months Ended August 31, 2008 and 2007
(Unaudited)

	2008	2007

General and administrative	$2,500	$1,000

Loss before income taxes	(2,500)	(1,000)
Income taxes	-	-
Net loss	$(2,500)	$(1,000)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,100,000	10,100,000

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Operations
For the Nine Months Ended August 31, 2008 and 2007
(Unaudited)

	2008	2007

General and administrative	$5,500	$3,000

Loss before income taxes	(5,500)	(3,000)
Income taxes	-	-
Net loss	$(5,500)	$(3,000)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,100,000	10,100,000

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Cash Flows
For the Nine Months Ended August 31, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,500)	$(3,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accrued expenses	(2,000)	3,000

Net Cash Used in Operating Activities	(7,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholders	7,500	-
Net Cash Provided by Financing Activities	7,500	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-	$-

See accompanying notes to the financial statements.

BOXWOODS, INC.

Notes to the Financial Statements
August 31, 2008
(Unaudited)

NOTE 1 - ORGANIZATION

Boxwoods, Inc. (“Registrant” or the “Company”) is currently an inactive company seeking merger and business operations opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. The Company has no subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007 as filed on February 14, 2008.

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

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending November 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

s	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

s	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

s	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In March 2008, the FASB issued FASB Statement No. 161“Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2008, the Company is currently inactive and is now seeking merger opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - DUE TO SHAREHOLDERS

Advances from shareholders bear no interest and are payable on demand.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending November 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

s	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

s	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

s	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In March 2008, the FASB issued FASB Statement No. 161“Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.

The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

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

Seasonality

To date, we have not noted any significant seasonal impacts.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4

CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of August 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 - Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXWOODS, INC. (Registrant)

By:	/s/ Richard Rosenblum
Richard Rosenblum Title: President, Chief Executive Officer and Chief Financial Officer

September 23, 2008