Form 10-K
period 2008-11-30
Boxwoods, Inc
filed 2009-02-25
CIK 1354636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2008

☐ Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _____ to _____

Commission file number 333-132107

BOXWOODS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-2667713
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

850 Third Avenue, Suite 1801 New York, NY 10022
(Address of Principal Executive Office) (Zip Code)

(646) 218-1400
(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year,if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock par value $.001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐    Accelerated filer ☐ Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☒ Yes    ☐ No

At January 31, 2009, the aggregate market value of the voting stock held by non-affiliates: N/A

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,100,000 shares of Common Stock as of February 23, 2009.

PART I

Item 1. Business

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

In May 2005 the Company sold 600,000 shares of its common stock in a private placement at a price of $.0001 per share to 39 individuals. In April 2006, the Company registered for resale 1,300,000 shares of its common stock belonging to certain shareholders (although the Company was not obligated to do so by virtue of any Registration Rights Agreement or other agreement), and subjected itself to the Securities Exchange Act of 1934 reporting requirements because it believed that its being a public entity would provide benefits in visibility for carrying on its business, and provide liquidity to its shareholders.

On September 29, 2006, Jeremy Seitz, the principal stockholder of the Company, and 39 other stockholders, as sellers (each, a “Seller” and collectively, the ( “Sellers”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Harborview Master Fund LP (“Harborview”) and Diverse Trading Ltd. (“Diverse”), as purchasers (each, a “Purchaser” and collectively, the “Purchasers”). The Company was also a party to the Stock Purchase Agreement, but received no consideration and undertook no obligations in connection therewith.

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

Item 1A. Risk Factors

An investment in the Company is highly speculative in nature and involves a high degree of risk.

Risks Related to our Business

We may be adversely affected by recent events in the capital and credit markets.

Recent declines in consumer and business confidence and spending, together with severe reductions in the availability and cost of credit and volatility in the capital and credit markets, have adversely affected business and economic environments. Any proposed acquisition is exposed to risks associated with the creditworthiness of suppliers, customers and business partners. In particular, we may be exposed to risks associated with the ongoing decline of the markets. These conditions have resulting in financial instability or other adverse effects at many prospective business partners. Any of these events may adversely affect our cash flow, profitability and financial condition.

Moreover, the current worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets has affected and could continue to adversely affect our ability to access credit from any proposed business combination.

There may be conflicts of interest between our management and the non-management stockholders of the Company.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders.

In addition, our management is currently involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

We have a limited operating history.

We have a limited operating history and currently have no revenues or earnings from operations, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

For our most current fiscal year, we have incurred a net loss of $40,250. We expect that we will incur losses at least until we complete a business combination and perhaps after such a combination as well. There can be no assurances that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for the private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of an investment in the Company. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot provide any assurance that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company’s affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

Our business is difficult to evaluate because we have no current operation.

The Company has no current operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business may have no revenue unless and until we merge with or acquire an operating business.

We have had no current revenue from operations. We may not realize any future revenue unless and until we successfully merge with or acquire an operating business.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to the Company. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since it is likely that we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

Risks Related to our Stockholders and Shares of Common Stock

Our stockholders may have a minority interest in the Company following a business combination.

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business. Further, stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale of such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the OTC Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or “primary” public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.

It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. SEC staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have few or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have at times indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of Common Stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allowing the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We cannot assure you that following a business combination with an operating business, the Common Stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we will seek the continued listing of Common Stock on NASDAQ or initial listing on the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of the Common Stock on either of those or any other stock exchange. After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

We are controlled by our management.

Management and affiliates of our management currently beneficially own and vote 99% of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together with one other stockholder, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●	Election of our board of directors (the “Board of Directors”);

●	Removal of directors;

●	Amendment to the Company’s certificate of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders have complete control over our affairs. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock.

We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company expects to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 25,000,000 shares of Common Stock and a maximum of 1,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase its shares of Common Stock.

In order to provide an interest in the Company to third parties, our stockholders may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase shares of Common Stock held by it. As a result of such transaction(s), our management, stockholder(s) and Board of Directors may change.

We may issue Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 1,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by the Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Because two shareholders own 99% of our common stock, they control corporate decisions that may be disadvantageous to minority security holders.

Two stockholders own approximately 99% of the outstanding shares of our common stock. Accordingly, they will have significant influence if not complete discretion in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations or the sale of all or substantially all of our assets, change of control and other corporate transactions, designation of rights and preferences of our preferred stock, amendments to our articles of incorporation and/or bylaws, and as to the outcome of any other matters submitted to our security holders for a vote. Their interests may differ from the interests of our other security holders and thus result in corporate decisions that are disadvantageous to other security holders.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible for our security holders to sell shares of our common stock in those states.

There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities regulations and laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock.

We currently do not qualify our securities for resale by our security holders in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our security holders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Our common shares are subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether, subsequent to registration with the SEC:

(i)	any market for our shares will develop;

(ii)	the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of The Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement, such as this one (for the shares registered hereunder) or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB.

Item 1B. Unresolved Staff Comments.

NONE

Item 2. Properties

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

Item 4. Submission of Matters to a Vote of Security Holders

NONE

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company was assigned the new symbol “BXWD” by the NASDAQ Stock Market, effective October 20, 2006. The Company’s common stock has never traded.

As of November 30, 2008, the Company had approximately 40 shareholders of record of Company’s common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

Item 6. Selected Financial Data.

[The Company is not subject to this requirement since it is a smaller reporting company.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company’s filings with the Securities and Exchange Commission, press releases and/or other public communications.

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

Liquidity

As of September 6, 2006, the Company discontinued its operations and had no assets or liabilities. The Company does not have any credit facilities or other commitments for debt or equity financing. The Company’s sole expenses for fiscal 2008 were accounting, legal and filing fees. If the Company decides to commence active operations, no assurances can be given that funds will be available when needed.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with our annual report for the year ended December 31, 2010, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

●	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

●	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

●	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company will adopt this standard at the beginning of the Company’s year ending September 30, 2009. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of November 30, 2008 that will become effective in subsequent periods; however, management of Boxwoods does not believe that any of those pronouncements would have significantly affected Boxwoods’ financial accounting measurements or disclosures had they been in effect during 2008, and it does not believe that any of those pronouncements will have a significant impact on Boxwoods’ financial statements at the time they become effective.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not subject to this requirement since it is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

BOXWOODS, INC.

NOVEMBER 30, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Boxwoods, Inc.

New York, New York

We have audited the accompanying balance sheets of Boxwoods, Inc. as of November 30, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boxwoods, Inc., as of November 30, 2008 and 2007 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

February 12, 2009

BOXWOODS, INC.

Balance Sheets

	November 30, 2008	November 30, 2007

TOTAL ASSETS	$—	$—

CURRENT LIABILITIES:
Accrued expenses	$45,875	$19,500
Due to shareholders	41,875	28,000
Total Current Liabilities	87,750	47,500

Preferred stock at $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock at $0.0001 par value; 25,000,000 shares authorized; 10,100,000 shares issued and outstanding	1,010	1,010
Additional paid-in capital	(5,217)	(5,217)
Accumulated deficit	(83,543)	(43,293)
Total Stockholders’ Deficit	(87,750)	(47,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Operations

	For the Fiscal Year Ended November 30, 2008	For the Fiscal Year Ended November 30, 2007

General and administrative	$40,250	$22,500
Loss before income taxes	(40,250)	(22,500)
Income taxes	—	—
Net loss	$(40,250)	$(22,500)
Net Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,100,000	10,100,000

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statement of Stockholders’ Deficit

November 30, 2008

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 1, 2006	10,100,000	$1,010	$(5,217)	$(20,793)	$(25,000)

Net loss				(22,500)	(22,500)

Balance, November 30, 2007	10,100,000	1,010	(5,217)	(43,293)	(47,500)

Net loss				(40,250)	(40,250)

Balance, November 30, 2008	10,100,000	$1,010	$(5,217)	$(83,543)	$(87,750)

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Cash Flows

	For the Fiscal Year Ended November 30, 2008	For the Fiscal Year Ended November 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(40,250)	$(22,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	26,375	(5,500)
Net Cash Used in Operating Activities	(13,875)	(28,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholders	13,875	28,000
Net Cash Provided by Financing Activities	13,875	28,000

DECREASE IN CASH	—	—

CASH AT BEGINNING OF YEAR	—	—
CASH AT END OF YEAR	$—	$—

SUPPLEMENTAL SCHEDULE OF CASH FLOWS ACTIVITIES:
Cash Paid For:
Interest paid	$—	$—
Income taxes	$—	$—

See accompanying notes to the financial statements.

BOXWOODS, INC.

November 30, 2008 and 2007

Notes to the Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

b. Year-end

The Company has elected a fiscal year ending on November 30.

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

e. Net Loss Per Common Share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic and diluted net loss per common share has been calculated by dividing the net loss for the year by the basic and diluted weighted average number of shares outstanding assuming that the capital structure in place upon the adoption of the Company’s current articles of incorporation had occurred as of the beginning of the first period presented. There were no potentially dilutive shares outstanding as of November 30, 2008 and 2007.

f. Income Taxes

The Company was a limited liability company until April 12, 2005 during which time the Company was treated as a partnership for Federal income tax purposes. Under subchapter K of the Internal Revenue Code, members of a limited liability company are taxed separately on their distributive share of the partnership’s income whether or not that income is actually distributed.

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

g. Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the year ending November 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

●	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

●	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

●	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At November 30, 2008, the Company is currently inactive, and is now seeking merger opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors, among others, indicate that the Company’s continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – INCOME TAXES

At November 30, 2008, the Company has available for federal and state income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $83,500 that may be used to offset future taxable income through the fiscal year ending November 30, 2028. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax assets of approximately $28,390 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $28,390.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $23,740 and $1,575 during the years ended November 30, 2008 and 2007, respectively.

Components of deferred tax assets as of November 30, 2008 are as follows:

Net deferred tax assets – Non-current:
Expected Federal income tax benefit from NOL carry-forwards	$28,390	$4,650
Less valuation allowance	(28,390)	(4,650)
Deferred tax assets, net of valuation allowance	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate for the fiscal years ended November 30, 2008 and 2007

Federal income tax rate	34.0%	15.0%
Net operating loss	(34.0)%	(15.0)%
Effective income tax rate	0.0%	0.0%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

As described in Item 1 (Description of Business), Richard Rosenblum and David Stefansky serve as directors and officers of the Company:

Name	Age	Position

Richard Rosenblum*	49	Director, President, Chief Executive Officer, Chief Financial Officer,

David Stefansky*	37	Director, Secretary

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

Item 11. Executive Compensation

No officer or director of the Company has received, or was entitled to receive, compensation from the Company during the fiscal year ended November 30, 2008.

The Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his resignation, retirement or termination of employment, or from a change in control of the Company or a change in the officer’s responsibilities following a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 31, 2009, each person known by the Company to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Harborview Master Fund, L.P. (1)	4,999,500	49.5%
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

Item 13. Certain Relationships and Related Transactions

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

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

The officers and directors of the Company have determined that the services provided by Company’s principal accountant, as referred to in the above paragraphs, are compatible with maintaining the principal accountant’s independence.

Item 14. Principal Accounting Fees and Services

Li & Company, PC is the Company’s principal auditing firm.

Audit Fees. During the year ended November 30, 2008, the Company’s principal accountants, Li & Company PC billed $11,500 in fees that were directly associated with the preparation of annual audit reports and quarterly review reports. During the year ended November 30, 2007, the Company’s accountants, Li & Company PC, billed $10,500 in fees that were directly associated with the preparation of annual audit reports and quarterly review report.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation	(Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 February 28, 2006)

3.2	Bylaws	(Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 February 28, 2006)

3.3	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on October 4, 2006	(Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8-K October 5, 2006)

10.1	Stock Purchase Agreement, dated as of September 29, 2006	(Incorporated by reference to the same exhibit Filed with the Company’s Form 10-KSB filed On March 21, 2007)

22.1	Company’s Report on Form 8-K	(Incorporated by reference, as filed October 5, 2006)

31.1	Rule 13a-14(a) Certifications	*

32.1	Section 1350 Certifications	*

*	Filed with this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXWOODS INC.

Date: February 25, 2009

	By:	/s/ Richard Rosenblum
Richard Rosenblum

Chief Executive Officer, Chief Financial Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and the date indicated.

Date: February 25, 2009

	By:	/s/ Richard Rosenblum
Richard Rosenblum

Chief Executive Officer,
President, Chief Financial Officer, Director, (principal executive officer, principal financial officer)

Date: February 25, 2009
	By:	/s/ David Stefansky
David Stefansky
Secretary, Director