Form 10-K/A
period 2008-11-30
Boxwoods, Inc
filed 2009-03-26
CIK 1354636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

Amendment No. 1

———————

(Mark One)

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: November 30, 2008
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

———————

BOXWOODS, INC.

(Name of small business issuer in its charter)

———————

Delaware	333-132107	58-2667713
(State of incorporation)	Commission File Number	(I.R.S. Employer Identification No.)

850 Third Avenue, Suite 1801, New York, New York 10022

(Address of principal executive offices)

646-218-1400

(Issuer’s telephone number)

———————

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☑

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐    Accelerated filer ☐ Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   ☑ Yes    ☐ No

At January 31, 2009, the aggregate market value of the voting stock held by non-affiliates: N/A

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,100,000 shares of Common Stock as of February 23, 2009.

Explanatory Note

Boxwoods, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended November 30, 2008 to reflect appropriate disclosure of Securities Ownership as set forth herein, and to provide certain supplemental information.

No other changes are made to our Form 10-K for the period November 30, 2008,

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of January 31, 2009, each person known by the Company to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Harborview Master Fund, L.P. (1) (2)	9,496,500	94%
Harbor House
Waterfront Drive
Road Town, Tortola
British Virgin Islands

Diverse Trading Ltd (3)	599,500	5.9%
Harbor House
Waterfront Drive
Road Town, Tortola
British Virgin Islands

(1)

Richard Rosenblum and David Stefansky are principals of the general partner of Harborview and have voting control and investment discretion over the shares held by Harborview. Mr. Rosenblum is President, Chief Executive Officer and Chief Financial Officer and a director of the Company. Mr. Stefansky is Secretary and a director of the Company. Both Mr. Rosenblum and Mr. Stefansky disclaim beneficial ownership of the shares of the Company held by Harborview.

(2)

Includes an option to acquire 97,000 shares held by a third party.

(3)

Joseph Franck is principal of the investment manager of the parent entity of Diverse and has voting control and investment discretion over the shares held by Diverse. Mr. Franck disclaims beneficial ownership of the shares of the Company held by Diverse.

All Officers and Directors as a group (2 persons)	9,496,500	94%

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXWOODS, INC. (Registrant)

Date: March 26, 2009	By:	/s/ RICHARD ROSENBLUM
Richard Rosenb lum
Chief Executive Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Date: March 26, 2009	By:	/s/ RICHARD ROSENBLUM
Richard Rosenblum
Chief Executive Officer, President, Chief Financial Officer, Director, (principal executive officer, principal financial officer)

Date: March 26, 2009	By:	/s/ DAVID STEFANSKY
David Stefansky
Secretary, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.

No annual report to security holders covering the company’s fiscal year ended November 30, 2008, has been sent as of the date of this report.

2.

No proxy soliciting material has been sent to the company’s security holders with respect to the 2009 annual meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.