Form 10-Q
period 2009-02-28
Boxwoods, Inc
filed 2009-04-13
CIK 1354636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended February 28, 2009

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 132107

———————

BOXWOODS, INC.

(Exact name of small business issuer as specified in its charter)

———————

Delaware	58-2667713
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

850 Third Avenue, Suite 1801

New York, NY 10022

(Address of principal executive offices, including zip code)

(646) 218-1400

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐       Non-Accelerated Filer ☐       Smaller Reporting Company ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,100,000 shares of Common Stock, as of March 25, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☑   No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☑

BOXWOODS, INC.

PAGE

PART I - FINANCIAL INFORMATION

Item 1

Financial Information

1

Balance Sheets at February 28, 2009 (Unaudited) and November 30, 2008

1

Statements of Operations for the Three months Ended February 28, 2009 and
February 29, 2008 (Unaudited)

2

Statements of Cash Flows for the Three Months Ended February 28, 2009 and
February 29, 2008 (Unaudited)

3

Notes to the Financial Statements

4

Item 2

Management’s Discussion and Analysis of Financial Condition And Results of Operations

9

Item 3

Quantitative and Qualitative Disclosures About Market Risk

11

Item 4

Controls And Procedures

11

PART II - OTHER INFORMATION

Item 1

Legal Proceedings

13

Item 2

Unregistered Sale of Equity Securities and Use of Proceeds

13

Item 3

Defaults Upon Senior Securities

13

Item 4

Submission of Matters to a Vote of Shareholders

13

Item 5

Other Information

13

Item 6

Exhibits and Reports on Form 8-K

13

PART 1 - FINANCIAL INFORMATION

Item 1

Financial Information

BOXWOODS, INC.

Balance Sheets

	February 28, 2009	November 30, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$––	$––

Total Current Assets	––	––

TOTAL ASSETS	$––	$––

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$45,875	$45,875
Due to shareholders	41,875	41.875

Total Current Liabilities	$87,750	$87,750

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	––	––
Common stock at $0.0001 par value; 25,000,000 shares authorized; 10,100,000 shares issued and outstanding	1,010	1,010
Additional paid-in capital	(5,217)	(5,217)
Accumulated deficit	(83,543)	(83,543)
Total Stockholders’ Deficit	$(87,750)	$(87,750)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$––	$––

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Operations
(Unaudited)
Three months ended

	February 28, 2009		February 29, 2008
General and administrative	$		$1,000

Loss before income taxes			(1,000)
Income taxes		––	––
Net loss	$		$(1,000)

Net loss per common share - basic and diluted		$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted		10,100,000	10,100,000

See accompanying notes to the financial statements.

BOXWOODS, INC.

Statements of Cash Flows
(Unaudited)
Three Months Ended

	February 28, 2009	February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$––	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:	––
Increase (decrease) in accrued expenses	––	(2,500)

Net Cash (Used in) Operating Activities	––	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES	––
Due to shareholders	––	3,500
Net Cash Provided by Financing Activities		3,500

NET CHANGE IN CASH	––	––

CASH AT BEGINNING OF PERIOD	––	––
CASH AT END OF PERIOD	$––	$––

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$––	$––

See accompanying notes to the financial statements.

BOXWOODS, INC.

Notes to the Financial Statements

February 28, 2009

(Unaudited)

NOTE 1 - ORGANIZATION

Boxwoods, Inc. (“Registrant” or the “Company”) is currently an inactive company seeking merger and business operations opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. The Company has no subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2008 as filed on February 25, 2009 and subsequently amended by Form 10-K/A filed on March 26, 2009.

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

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of November 30, 2008 that will become effective in subsequent periods; however, management of Boxwoods does not believe that any of those pronouncements would have significantly affected Boxwoods’ financial accounting measurements or disclosures had they been in effect during 2008, and it does not believe that any of those pronouncements will have a significant impact on Boxwoods’ financial statements at the time they become effective

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 28, 2009, the Company is currently inactive and is now seeking merger opportunities. Since October 27, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - DUE TO SHAREHOLDERS

Advances from shareholders bear no interest and are payable on demand.

NOTE 5 – SUBSEQUENT EVENTS

Share Exchange

On March 26, 2009, Harborview Master Fund, L.P. (“Harborview”), Boxwoods, Inc., a Delaware corporation (the “Company”), and Duke Mining Acquisition LLC a Texas Limited Liability Company (“Duke Acquisition”), the sole owner of 100% of the issued and outstanding capital stock of its wholly owned subsidiary Duke Mining Company, Inc., a Texas C corporation (“Duke Mining), by and among themselves, entered a Share Exchange Agreement (the “Agreement”) . The Company was a shell company as that term is defined in Rule 12b-2 under the Exchange Act (17 CFR 240.12b-2).

Pursuant to the Agreement, Harborview transferred to Duke Acquisition an aggregate of 4,400,000 shares of Common Stock of the Company, in exchange for 1,000,000 Duke Mining Shares, which represented all of the issued and outstanding capital stock of Duke Mining. Harborview then transferred 1,000,000 shares of Duke Mining to the Company.

Pursuant to the Agreement, Duke Mining became a wholly-owned subsidiary of the Company. A copy of the Agreement is included as Exhibit 2.1 to this Current Report and is hereby incorporated by reference. All references to the Agreement and other exhibits to this Current Report are qualified, in their entirety, by the text of such exhibits

Subsequent to the closing of the Agreement, Boxwoods, Inc. executed an Original Issue Discount Convertible Note (Convertible Note”) for the original note amount of $168,000 payable to Harborview Master Fund, L.P. The Convertible Note is made up of principal sum of $70,000 plus pre-computed and prepaid interest. Subject to other provisions of the Convertible Note, the aggregate principal balance plus any accrued but unpaid interest shall become due and payable on March 26, 2010.

Duke Mining Company, Inc. was formed on February 20, 2009 as a Texas C corporation for the purpose of acquiring certain mining claims from Premere Resources Corporation (Premere), a Wyoming corporation.

As a result of the Agreement, Duke Mining became our wholly owned subsidiary and became our main operational business. Consequently, we believe that the Exchange has caused us to cease to be a shell company.

 On March 16, 2009, Duke Mining Company, Inc. (“Duke Mining”), a Texas corporation, entered into an Asset Purchase Agreement with Premere. Premere agreed to sell, transfer, assign to Duke Mining 100% of its right, title, and interest in and to the mining leases, claims and rights set forth below (“Acquired Assets”) , save and except a 6% of 8/8ths net smelter royalty interest previously assigned to Ridgepointe Mining Company.

It is the intention of the Company, via the assets owned by Duke Mining, a wholly owned subsidiary of the Company, to commence mining operations on the claim as soon as feasible. In order to start this process, the Company will need to raise approximately $1 million in additional capital, or debt.

As a result of the share transfer, the Company became party to several agreements previously executed by Duke Mining.

The Acquired Assets consist mainly of a 640 acre claim, located in San Juan County, Utah on Utah Trust Land Administrations (UTLA), more fully described as Mineral Claim # 50719, Legal description as T29SR22E SL. Sec36. The claim is accessible via a paved interstate highway and graded dirt roads Duke Mining can begin developing the claim via a small miner’s exemption permit which allows surface disturbance up to 5 acres. Any expansion of mining activities beyond the exempted five acres will require a permitting process with the state of Utah. Duke Mining believes that the claim contains microscopic gold, platinum, rhodium, and palladium within red clay

Duke Mining agreed to purchase the Acquired Assets for the following consideration:

a.

Restricted common stock of the Company in the amount of 50 shares or 5% of the total outstanding stock. Shares to be transferred from the shares held by Duke Acquisition.

b.

As provided in the Agreement, the reservation of a Six percent (6%) net smelter royalty to Ridgepointe Mining Company

c.

Duke Mining agreed to post sufficient bonds with the State of Utah to allow the release and return of the current bond posted by Premere in the amount of $10,000.

d.

Within eighteen (18) months from the closing, Duke Mining agreed to (1) Spend a minimum of $500,000 in new capital to develop the mine or (2) construct a processing and mining facility sufficient to process a minimum of 100 tons of placer material per day for the recovery of gold. In the event that Duke Mining is unable to develop a 100 ton per day processing facility or in the alternative does not spend the minimum amount of capital outlined in (1) above, within 30 days after the expiration of the 18th month after closing, Duke Mining agrees to reclaim the disturbed areas on the mining claims in accordance with state of Utah requirements and re-assign the mining claims to Premere. Duke Mining further agrees that it will maintain the claims in full force and effect during the 18 months after closing such that, in the event of re-assignment to Premere, Premere shall receive valid and enforceable mining claims.

e.

Seven hundred fifty thousand ($750,000) dollars payable as follows, as evidenced by a Promissory Note executed on March 16, 2009 (the”Note”) included as Exhibit 10.2

1.

Twenty thousand ($20,000) dollars, paid on or before March 16, 2009

2.

Thirty thousand ($30,000) paid on or before April 15, 2009

3.

Fifty thousand ($50,000) paid on or before May 14, 2009

4.

One hundred ($100,000) paid on or before June 15, 2009

The balance of $550,000 to be evidenced by a convertible notes payable in installments of one hundred thousand ($100,000) paid on or before the 15th of each subsequent month beginning October 15, 2009 until paid in full.

The terms of the note are as follows:

a.

Duke Mining promises to pay Premere Seven Hundred Fifty Thousand Dollars ($750,000) payable as noted above.

b.

In addition to the principal payments, interest shall be computed at 7.5% per annum.

c.

The note matures on May 16, 2010, at which time the outstanding principal amount of the loan, and all accrued and unpaid interest thereon, shall be due and payable.

d.

Upon the occurrence of any Event of Default, the principal amount of the loan, together with all accrued interest thereon and all amounts due and payable hereunder shall immediately become due and payable, on demand.

Subsequent to the Agreement, the Management and Directors of Boxwood are as follows:

Name	Age	Position
Darren Miles (1)	50	President and Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director
Richard Rosenblum(2)	49	Director
Benjamin Mayer(3)	35	Chairman of the Board of Directors

———————

(1)

Darren Miles has been Chief Executive Officer and Director of the Company since March 26, 2009. Additionally, Mr. Miles has been Chief Executive Officer of Duke Mining Company, Inc. since its inception on February 20, 2009. Mr. Miles has over 25 years of experience in corporate finance, mergers and acquisitions and investment banking. Prior to joining Duke Mr. Miles was active in the alternative energy business, consulted for GVC Financial Services, LLC, a boutique investment banking firm that specialized in recapitalizations, acquisitions, sales, and capital market funds sourcing. Mr. Miles also served as Director for Lewis Hollingsworth LP, a private equity fund where he directed turn-around efforts for portfolio companies while focusing on deal origination, structure, and negotiations. From September 2001 to August 2002 Mr. Miles also served as CEO of Fresh America Corporation (a publicly traded company). Mr. Miles also spent approximately 15 years as Chief Financial Officer of a large privately held wholesale fertilizer distributor. He holds his B.S. in accounting from Murray State University.

(2)

Richard Rosenblum has been a Director of the Company since September 28, 2006 Richard Rosenblum is a principal of the general partner of Harborview and has voting control and investment discretion over the shares held by Harborview. Additionally, Mr. Rosenblum is an officer and director of Mill Basin Technologies, Ltd. and Marine Park Holdings, Inc., and a director of Amedia Networks, Inc. Mr. Rosenblum has been a principal of Harborview Advisors, LLC since its inception in 2004. He previously was a Managing Director of Investment Banking at vFinance, Inc., a middle market investment companies, raising more than $300 million. Mr. Rosenblum graduated from the State University of New York at Buffalo in 1981, summa cum laude, with a degree in Finance and Accounting.

(3)

 Benjamin Mayer has been the Portfolio Manager for Harborview Capital Management since inception, November 2004. Mr. Mayer has been a managing member and principal to various consulting firms and has been an early stage and savvy investor. He has successfully advised public and private companies for the last 10 years, and has solidified capital requirements over $100 million, for small early stage and emerging growth companies. Mr. Mayer is a member of the board of directors for various private companies and charities, including the school his children attend.

The following table sets forth, as of March 26, 2009, each person known by the Company to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Harborview Master Fund, L.P. (1)	4,999,500 (4)	49.505%
Harbor House
Waterfront Drive
Road Town, Tortola
British Virgin Islands
Duke Mining Acquisition, LLC (2) 3001 Knox Street, Suite 403 Dallas, TX 75205	4,400,000 (5)	43.565%
Diverse Trading Ltd (3). Harbor House	599,500	5.940%
Waterfront Drive
Road Town, Tortola
All Officers and Directors as a group (3 persons)	9,399,500	93.06%

———————

(1)

Richard Rosenblum and David Stefansky are principals of the general partner of Harborview and have voting control and investment discretion over the shares held by Harborview. Mr. Rosenblum is a director of the Company. Mr. Stefansky was a director of the Company. Both Mr. Rosenblum and Mr. Stefansky disclaim beneficial ownership of the shares of the Company held by Harborview.

(2)

Darren Miles is President and CEO of Duke Mining Acquisition LLC and President, CEO, CFO, Principal Accounting Officer, Treasurer and Director of the Company. Mr., Miles has voting control and investment discretion over the shares held by Duke Acquisition. Mr. Miles disclaims beneficial ownership of the shares of the Company held by Duke Acquisition.

(3)

Joseph Franck is principal of the investment manager of the parent entity of Diverse and has voting control and investment discretion over the shares held by Diverse. Mr. Franck disclaims beneficial ownership of the shares of the Company held by Diverse.

(4)

Subsequent to the transfer of 4,400,000 shares to Duke Acquisition.

(5)

Shares transferred from Harborview.

Change of Auditor

In March 2009, the Board of Directors of Boxwoods, Inc. (the “Company”) determined, in connection with its responsibility to select and retain the Company’s independent auditors that it recommended a change with regard to the Company’s audit engagement for fiscal year 2009. The Board of Directors decided to engage a local independent public accounting firm for the Company in light of a change in the Company’s corporate headquarters to Dallas, Texas. The Board has also considered the benefits and detriments of changing independent auditors. The Board of Directors approved the dismissal of Li & Company, PC of Skillman, New Jersey (“Li & Company”), as the Company’s independent registered public accounting firm. Li & Company have audited the Company’s financial statements for the years ended November 30, 2008, 2007 and 2006 and they have reviewed the consolidated financial statements for the interim periods therein.

The audit reports of Li & Company on the Company’s financial statements as of and for the years ended November 30, 2008 and 2007, contained no adverse opinion or disclaimer of opinion but was modified to include an explanatory paragraph related to uncertainties about the Company’s ability to continue as a going concern.

In connection with Li & Company’s audits for the years ended November 30, 2008, and November 30, 2007, and the subsequent period through the March 26, 2009 hereof, there were no disagreements with Li & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Li & Company, would have caused Li & Company to make reference to the subject matter of such disagreements in connection with its opinions.

In connection with Li & Company’s audits for the years ended November 30, 2008, and November 30, 2007, there were no events required to be reported.

Effective March 26, 2009, the Board of Directors recommended the selection of Montgomery Coscia Greilich LLP of Dallas, Texas, as the Company’s independent registered public accounting firm for the year ending September 30, 2009.

During the Company’s two most recent financial years and the period through the Auditor Change Date, neither the Company nor anyone on its behalf has consulted with, Montgomery Coscia Greilich LLP regarding any accounting or auditing issues.

Change of Fiscal Year End

The Board of Directors of the Company amended the Company’s bylaws to change the Company’s fiscal year end from November 30 to September 30.

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

Critical Accounting Policies

The preparation of financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to restructuring and impairments and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assetsand liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

(b)

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of February 28, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXWOODS, INC. (Registrant)

By:	/s/ RICHARD ROSENBLUM
Richard Rosenblum Title: President, Chief Executive Officer and Chief Financial Officer

April 8, 2009

14