Form 10-Q
period 2009-05-31
Duke Mining Company, Inc.
filed 2009-07-24
CIK 1354636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF 1934

For the quarterly period ended May 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 132107

DUKE MINING COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	58-2667713
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

850 Third Avenue, Suite 1801

New York, NY 10022

 (Address of principal executive offices, including zip code)

(646) 218-1400

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,100,000 shares of Common Stock, as of July 23, 2009.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐  No☑

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

 DUKE MINING COMPANY, INC.

PART I FINANCIAL INFORMATION

Item 1

Unaudited Financial Information

3

Balance Sheets at May 31, 2009 (Unaudited) and November 30, 2008

3

Statements of Operations for the Three Months ended May 31, 2009 and 2008 (Unaudited)

4

Statements of Operations for the Six Months ended May 31, 2009 and 2008 (Unaudited)

5

Statements of Cash Flows for the Six Months ended May 31, 2009 and 2008 (Unaudited)

6

Notes to the Financial Statement (Unaudited)

7

Item 2

Management’s Discussion And Analysis Of Financial Condition

14

Item 3

Quantitative And Qualitative Disclosures About Market Risk

15

Item 4

Controls And Procedures

15

PART II OTHER INFORMATION

Item 1

Legal Proceedings

17

Item 2

Unregistered Sale of Equity Securities and Use of Proceeds

17

Item 3

Defaults Upon Senior Securities

17

Item 4

Submission of Matters to a Vote of Shareholders

17

Item 5

Other Information

17

Item 6

Exhibits

17

PART 1 - FINANCIAL INFORMATION

ITEM 1

FINANCIAL INFORMATION

Duke Mining Company, Inc.

Balance Sheets

	May 31, 2009	November 30, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$––	$––
Total Current Assets	––	––

Deposit	10,000
Mining Investments, at cost	750,000	––
TOTAL ASSETS	$760,000	$––

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$55,911	$45,875
Notes payable	735,500	––
Note payable shareholder, net of $80,816 original issue discount	87,184	––
Accrued interest payable	11,503	––
Advances payable, related parties	77,964	41,875

Total Current Liabilities	968,062	87,750

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	––	––
Common stock at $0.0001 par value; 500,000,000 shares authorized; 10,100,000 shares issued and outstanding	1,010	1,010
Additional paid-in capital	(5,117)	(5,217)
Accumulated deficit	(203,955)	(83,543)
Total Stockholders’ Deficit	(208,062)	(87,750)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$760,000	$––

See accompanying notes to the financial statements.

 Duke Mining Company, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	May 31, 2009	May 31, 2008
Operating Expenses
General and administrative	$18,760	$2,000
Professional services	47,965	––
Legal fees	25,000	––
Total operating expenses	91,725	2,000

Loss from operations	(91,725)	(2,000)

Other expenses
Interest expense	(28,687)	––
Total other expense	(28,687)	––

Loss before income taxes	(120,412)	(2,000)
Income taxes	––	––
Net loss	$(120,412)	$(2,000)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,100,000	10,100,000

See accompanying notes to the financial statements.

Duke Mining Company, Inc.

Statements of Operations

(Unaudited)

	Six Months Ended
	May 31, 2009	May 31, 2008

EXPENSES
General and administrative	$18,760	$3,000
Professional services	47,965	––
Legal fees	25,000	––
Total operating expenses	91,725	3,000

Loss from operations	(91,725)	(3,000)

Other expenses
Interest expense	28,687	––
Total other expense	(28,687)	––

Loss before income taxes	(120,412)	(3,000)
Income taxes	––	––
Net loss	$(120,412)	$(3,000)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,100,000	10,100,000

See accompanying notes to the financial statements.

Duke Mining Company, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31, 2009	May 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(120,412)	$(3,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	17,184	––
Changes in operating assets and liabilities
Deposit	(10,000)	––
Accrued expenses	10,036	(4,500)
Accrued interest payable	11,503	––

Net Cash Used in Operating Activities	(91,689)	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	10,500	––
Payment of notes payable	(20,000)	––
Note payable shareholder	70,000	––
Due to shareholders	––	7,500
Advances payable, related party	31,089	––
Contribution to capital	100	––
Net Cash Provided by Financing Activities	91,689	7,500

NET CHANGE IN CASH	––	––

CASH AT BEGINNING OF PERIOD	––	––
CASH AT END OF PERIOD	$––	$––

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$––	$––

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of mining investment with debt	$750,000	$––

See accompanying notes to the financial statements.

DUKE MINING COMPANY, INC

May 31, 2009 and 2008

Notes to the Financial Statement

(Unaudited)

NOTE 1 - ORGANIZATION

On March 26, 2009, Harborview Master Fund, L.P. (“Harborview”), Boxwoods, Inc., a Delaware corporation (“Boxwoods”), and Duke Mining Acquisition LLC a Texas Limited Liability Company (“Duke Acquisition”), the sole owner of 100% of the issued and outstanding capital stock of Duke Mining Company, Inc., a Texas C corporation by and among themselves, entered a Share Exchange Agreement (the “Agreement”) . The Company was a shell company as that term is defined in Rule 12b-2 under the Exchange Act (17 CFR 240.12b-2).

Pursuant to the Agreement, Harborview transferred to Duke Acquisition an aggregate of 4,400,000 shares of Common Stock of the Company, in exchange for 1,000,000 Duke Mining Shares, which represented all of the issued and outstanding capital stock of Duke Mining Company, Inc. Harborview then transferred 1,000,000 shares of Duke to Boxwood.

Pursuant to the Agreement, Duke became a wholly-owned subsidiary of the Boxwoods.

Duke Mining Company, Inc (“Duke” or the “Company”). was formed on February 20, 2009 as a Texas C corporation for the purpose of acquiring certain mining claims from Premere Resources Corporation (“Premere”), a Wyoming corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2008 as filed on February 25, 2009 and subsequently amended by Form 10-K/A filed on March 26, 2009.

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

Mineral property and related mineral rights - quartz load mining claims

The Company follows Statement of Financial Accounting Standards No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS No. 19”) and American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”) for its mineral property and related mineral rights - quartz load mining claims. Mineral property and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves. If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production. Otherwise, capitalized acquisition costs are expensed when it is determined that the

DUKE MINING COMPANY, INC

May 31, 2009 and 2008

Notes to the Financial Statement

(Unaudited)

mineral property has no future economic value. Exploration costs, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties is calculated on a property-by-property basis using the unit-of-production method. Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets. The Company’s long-lived assets, which include mineral property and related mineral rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company periodically reviews its proved mineral properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its mineral properties and compares such undiscounted future cash flows to the carrying amount of the mineral properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the mineral properties to fair value. The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

Unevaluated properties are assessed periodically on a property-by-property basis and any impairment in value is charged to expense. If the unevaluated properties are subsequently determined to be productive, the related costs are transferred to proved mineral properties. Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered.

The Company determined that there were no impairments of long-lived assets as of May 31, 2009.

DUKE MINING COMPANY, INC

May 31, 2009 and 2008

Notes to the Financial Statement

(Unaudited)

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and

8

related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as accrued expenses and accrued interest payable, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at May 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended May 31, 2009.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of mineral ores upon the Company commencing exploration operations. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

DUKE MINING COMPANY, INC

May 31, 2009 and 2008

Notes to the Financial Statement

(Unaudited)

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

DUKE MINING COMPANY, INC

May 31, 2009 and 2008

Notes to the Financial Statement

(Unaudited)

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At May 31, 2009, the Company has had little activity other than the acquisition of the mining rights. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to raise sufficient capital or debt to commence mining operations. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – DEPOSIT

On March 16, 2009, Duke entered into an Asset Purchase Agreement with Premere Resources Corporation (“Premere”). Premere agreed to sell, transfer, assign to Duke 100% of its right, title, and interest in and to the mining leases, claims and rights to a 640 acre claim, located in San Juan County, Utah on Utah Trust Land Administrations (UTLA), more fully described as Mineral Claim # 50719, Legal description as T29SR22E SL. Sec36.

As provided in the Agreement, Duke posted a bond with the State of Utah for $10,000 to allow the release and return of the current bond posted by Premere.

DUKE MINING COMPANY, INC

May 31, 2009 and 2008

Notes to the Financial Statement

(Unaudited)

NOTE 5 – MINING INVESTMENTS

In association with the Asset Purchase Agreement, the Company issued to Premere a promissory note for seven hundred fifty thousand ($750,000) for the interest in the mining leases.

NOTE 6 – NOTES PAYABLE

Notes payable at May 31, 2009 consisted of the following:

Note payable Hepler	(a)	$25,500
Note payable Premere	(b)	710,000
		$735,500

(a) On May 12, 2009, the Company issued a note to Randy Hepler for $25,500. The note matures on July 1, 2009 and bears interest at 8% per annum. Hepler has exercised his right to extend the note on a month-to-month basis. The current maturity date is August 1, 2009

(b)

Note is payable as follows

Thirty thousand ($30,000) paid on or before April 15, 2009

Fifty thousand ($50,000) paid on or before May 14, 2009

One hundred ($100,000) paid on or before June 15, 2009

The balance of $550,000 to be paid in installments of one hundred thousand ($100,000) paid on or before the 15th of each subsequent month beginning October 15, 2009 until paid in full.

The Company failed to make the mandatory scheduled payments and therefore on May 29, 2009 the Company and Premere entered into a Forbearance Agreement. Premere has agreed to refrain from exercising any of its rights and remedies under the note that may exist because of the default as long as Duke makes all payments due as of May 29, 2009 by August 19, 2009.

NOTE 7.  NOTES PAYABLE TO RELATED PARTIES

On March 26, 2009, the Company sold an unsecured promissory note in the principal amount of $168,000. The gross proceeds of the sale were $70,000. The notes do not bear interest, but instead were issued at a discount to their face amount. The notes are due in full on March 26, 2010.

The note is convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $1.00 per share

As of May 31, 2009, there was $168,000 in principal amount (face value at maturity) of promissory notes outstanding.

NOTE 8 – ADVANCES PAYABLE, RELATED PARTIES

Advances from related parties bear no interest and are payable on demand. The amount outstanding as of May 31, 2009 was $77,964

NOTE 9 – STOCKHOLDERS’ DEFICIT

On March 26, 2009, Harborview, the majority stockholder of the Company, contributed its ownership of 1,000,000 shares of Duke Mining Company, Inc. valued at its par value of $100 to the Company. The contribution was recorded in additional paid in capital.

On April 13, 2009, stockholders’ holding a majority of the Company’s outstanding common stock approved (1) the change of the name of the Company to Duke Mining Company, Inc. (2) increased the number of authorized common stock from 25,000,000 to 500,000,000 and (3) increased the authorized number of preferred stock from 1,000,000 to 25,000,000.

DUKE MINING COMPANY, INC

May 31, 2009 and 2008

Notes to the Financial Statement

(Unaudited)

Equity Incentive Plan

Pursuant to an April 13, 2009 Board of Directors stockholder approval, the Company adopted its 2007 Equity Incentive Plan (the “Plan”) whereby it reserved for issuance up to 3,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership interest in the Company. Directors, officers employees and consultants of the Company are eligible to participate in the Plan. Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan.

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.

No options have been granted and outstanding under the Plan as of May 31, 2009.

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

Operations and Liquidity

As of May 31, 2009, The Company had no credit facilities or other commitments for debt or equity financing.. The Company does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available.

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

(b) Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of May 31, 2009.

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

Defaults Upon Senior Securities

None

Item 4

Submission of Matters to a Vote of Shareholders

None

Item 5

Other Information

None

Item 6

Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 - Chief Executive

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Duke Mining Company, Inc.
(Registrant)

By:	/s/ JULES RINGER
Jules Ringer Chief Executive Officer

Date:  July 24, 2009

18