Form 10-Q
period 2009-08-31
Duke Mining Company, Inc.
filed 2009-10-20
CIK 1354636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

————————

FORM 10-Q

————————

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 132107

————————

DUKE MINING COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

————————

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

DUKE MINING COMPANY, INC.

TABLE OF CONTENTS

PAGE
PART I –FINANCIAL INFORMATION

Item 1      Financial Information

3

Balance Sheets at August 31, 2009 (Unaudited) and November 30, 2008

3

Statements of Operations for the Three and Nine Months Ended August 31, 2009,
and 2008 (Unaudited)

4

Statements of Cash Flows for the Nine Months Ended August 31, 2009 and 2008
(Unaudited)

5

Notes to the Financial Statements (Unaudited)

6

Item 2      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

12

Item 3      Quantitative And Qualitative Disclosures About Market Risk

13

Item 4      Controls And Procedures

13

PART II OTHER INFORMATION

Item 1      Legal Proceedings

15

Item 2      Unregistered Sale of Equity Securities and Use of Proceeds

15

Item 3      Defaults Upon Senior Securities

15

Item 4      Submission of Matters to a Vote of Shareholders

15

Item 5      Other Information

15

Item 6      Exhibits

15

Signature

16

PART 1 - FINANCIAL INFORMATION

ITEM 1

FINANCIAL INFORMATION

DUKE MINING COMPANY, INC.

BALANCE SHEETS

	August 31, 2009	November 30, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$162	$—
Total Current Assets	—	—

Deposit	10,000
Mining Investments, at cost	750,000	—
TOTAL ASSETS	$760,162	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$51,140	$45,875
Notes payable	743,200	—
Convertible notes payable shareholders, net of $58,553 original issue discount	178,447	—
Accrued interest payable	25,630	—
Advances payable, related parties	47,964	41,875

Total Current Liabilities	1,046,381	87,750

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock at $0.0001 par value; 500,000,000 shares authorized; 10,100,000 shares issued and outstanding	1,010	1,010
Additional paid-in capital	(5,117)	(5,217)
Accumulated deficit	(282,112)	(83,543)
Total Stockholders’ Deficit	(286,219)	(87,750)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$760,162	$—

See accompanying notes to the financial statements.

DUKE MINING COMPANY, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2009	2008	2009	2008

Operating Expenses
General and administrative	$16,589	$2,500	$35,349	$5,500
Professional services	(4,735)	—	43,230	—
Legal fees	—	—	25,000	—
Total operating expenses	11,854	2,500	103,579	5,500

Loss from operations	(11,854)	(2,500)	(103,579)	(5,500)

Other expenses
Interest expense	(66,303)	—	(94,990)	—
Total other expense	(66,303)	—	(94,990)	—

Loss before income taxes	(78,157)	(2,500)	(198,569)	(5,500)
Income taxes	—	—	—	—
Net loss	(78,157)	(2,500)	(198,569)	(5,500)
Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	$10,100,000	$10,100,000	$10,100,000	$10,100,000

See accompanying notes to the financial statements.

DUKE MINING COMPANY, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	August 31, 2009	August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(198,569)	$(5,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	78,477	—
Changes in operating assets and liabilities
Investments
Deposits	(10,000)	—
Accrued expenses	5,265	(2,000)
Accrued interest payable	25,630	—

Net Cash Used in Operating Activities	(99,467)	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	36,200	—
Payment of notes payable	(43,000)	—
Due to shareholders	100,000	7,500
Advances payable, related party	6,429	—
Net Cash Provided by Financing Activities	99,629	7,500

NET CHANGE IN CASH	162	—

CASH AT BEGINNING OF PERIOD	—	—
CASH AT END OF PERIOD	$162	$—

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of mining investment with debt	$750,000	$—

See accompanying notes to the financial statements.

DUKE MINING COMPANY, INC

AUGUST 31, 2009 AND 2008

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION

On March 26, 2009, Harborview Master Fund, L.P. (“Harborview”), Boxwoods, Inc., a Delaware corporation (“Boxwoods”), and Duke Mining Acquisition LLC a Texas Limited Liability Company (“Duke Acquisition”), the sole owner of 100% of the issued and outstanding capital stock of Duke Mining Company, Inc., a Texas C corporation by and among themselves, entered a Share Exchange Agreement (the “Agreement”). The Company was a shell company as that term is defined in Rule 12b-2 under the Exchange Act (17 CFR 240.12b-2).

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

Duke Mining Company, Inc (“Duke” or the “Company”) was formed on February 20, 2009 as a Texas C corporation for the purpose of acquiring certain mining claims from Premere Resources Corporation (“Premere”), a Wyoming corporation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2008 as filed on February 25, 2009 and subsequently amended by Form 10-K/A filed on March 26, 2009.

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

Mineral property and related mineral rights - quartz load mining claims

The Company follows Statement of Financial Accounting Standards No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS No. 19”) and American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”) for its mineral property and related mineral rights - quartz load mining claims. Mineral property and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves. If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the

DUKE MINING COMPANY, INC

AUGUST 31, 2009 AND 2008

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

commencement of production. Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value. Exploration costs, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

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

The Company determined that there were no impairments of long-lived assets as of August 31, 2009.

DUKE MINING COMPANY, INC

AUGUST 31, 2009 AND 2008

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as accrued expenses and accrued interest payable approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at August 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended August 31, 2009.

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

DUKE MINING COMPANY, INC

AUGUST 31, 2009 AND 2008

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Net income (loss) per common share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There are no potentially dilutive shares outstanding at August 31, 2009 or 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008 and extended to June 15, 2010, for Smaller Reporting Companies as amended by SEC Release No. 2009-213 on October 2, 2009. Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls. The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls. This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010. Commencing with its annual report for the fiscal year ending November 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

DUKE MINING COMPANY, INC

AUGUST 31, 2009 AND 2008

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At August 31, 2009, the Company has had little activity other than the acquisition of the mining rights. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to raise sufficient capital or debt to commence mining operations. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 6 – NOTES PAYABLE

Notes payable at August 31, 2009 consisted of the following:

Note payable	(a)	$33,200
Note payable	(b)	710,000
		$743,200

(a)

On May 12, 2009, the Company issued a note to Randy Hepler for $25,500. The note matures on July 1, 2009 and bears interest at 8% per annum. Hepler has exercised his right to extend the note on a month-to-month basis. As of August 31, 2009, additional advances of $7,700 were made. The current maturity date is November 1, 2009.

(b)

Note is payable as follows

Thirty thousand ($30,000) paid on or before April 15, 2009

Fifty thousand ($50,000) paid on or before May 14, 2009

One hundred ($100,000) paid on or before June 15, 2009

The balance of $550,000 to be paid in installments of one hundred thousand ($100,000) paid on or before the 15th of each subsequent month beginning October 15, 2009 until paid in full.

The Company failed to make the mandatory scheduled payments and therefore on May 29, 2009 the Company and Premere entered into a Forbearance Agreement. Premere has agreed to refrain from exercising any of its rights and remedies under the note that may exist because of the default as long as Duke makes all payments due as of May 29, 2009 by August 19, 2009. Premere extended the forebearance agreement to October 31, 2009.

DUKE MINING COMPANY, INC

AUGUST 31, 2009 AND 2008

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

NOTE 7 – CONVERTIBLE NOTES PAYABLE TO SHAREHOLDERS

On March 26, 2009, the Company sold unsecured promissory notes in the principal amount of $237,000. The gross proceeds of the sale were $100,000. The notes do not bear interest, but instead were issued at a discount of $137,000 to their face amount. The notes are due in full on March 26, 2010. Amortization of the discounts to these notes totaled $78,447 as of August 31, 2009. The net amount of the notes was $178,447 as of August 31, 2009.

The notes are convertible, at the option of the holders, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $1.00 per share

As of August 31, 2009, there was $237,000 in principal amount (face value at maturity) of promissory notes outstanding.

NOTE 8 – ADVANCES PAYABLE, RELATED PARTIES

Advances from related parties bear no interest and are payable on demand. The amount outstanding as of August 31, 2009 was $47,964

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

Equity Incentive Plan

Pursuant to an April 13, 2009 Board of Directors stockholder approval, the Company adopted its 2007 Equity Incentive Plan (the “Plan”) whereby it reserved for issuance up to 3,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership interest in the Company. Directors, officers, employees and consultants of the Company are eligible to participate in the Plan. Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan.

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.

No options have been granted and outstanding under the Plan as of August 31, 2009.

DUKE MINING COMPANY, INC

AUGUST 31, 2009 AND 2008

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Operations and Liquidity

As of August 31, 2009, The Company had no credit facilities or other commitments for debt or equity financing.. The Company does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008, and extended to June 15, 2010, for Smaller Reporting Companies as amended by SEC Release No. 2009-213 on October 2, 2009. Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls. The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls. This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010. Commencing with its annual report for the fiscal year ending November 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

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

DUKE MINING COMPANY, INC

AUGUST 31, 2009 AND 2008

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

DUKE MINING COMPANY, INC

AUGUST 31, 2009 AND 2008

NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of August 31, 2009.

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

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE MINING COMPANY, INC.
(Registrant)

By:	/s/ Benjamin Mayer
Benjamin Mayer President and Chairman of the Board
Title:

October 20, 2009

16