Form 10-K
period 2009-11-30
Duke Mining Company, Inc.
filed 2010-03-03
CIK 1354636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2009

☐ Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from _____ to _____

Commission file number 333-132107

DUKE MINING COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-2667713
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer I dentification No.)

850 Third Avenue, Suite 1801 New York, NY 10022
(Address of Principal Executive Office) (Zip Code)

(646) 218-1400
(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock par value $.0001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  o Yes   o  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one):  Yes ☐   No ☑

At May 30, 2009, the aggregate market value of the voting stock held by non-affiliates: N/A

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,700,000 shares of Common Stock as of March 1, 2010.

PART I

ITEM 1. BUSINESS

      On March 26, 2009, Boxwoods, Inc. (“Boxwoods” or the “Company”), Harborview Master Fund, L.P. (“Harborview”) and Duke Mining Acquisition LLC, a Texas limited liability company (“Duke Acquisition”) and the sole owner of 100% of the issued and outstanding capital stock of Duke Mining Company, Inc., a C corporation (“Duke Mining”), entered into a share exchange agreement (the “Share Exchange Agreement”). At that date, Boxwoods was a “shell company” as that term is defined in Rule 12b-2 under the Securities and Exchange Act of 1934, as amended.<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

Duke Mining was formed on February 20, 2009 as a Texas C corporation for the purpose of acquiring certain mining claims from Premere Resources Corporation (“Premere”), a <?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />Wyoming corporation.  Prior to the Share Exchange Agreement, on March 16, 2009, Duke Mining had entered into an Asset Purchase Agreement with Premere. Premere agreed to sell, transfer, assign to Duke Mining 100% of its right, title, and interest in and to the mining leases, claims and rights set forth below (“Acquired Assets”), save and except a 6% of 8/8ths net smelter royalty interest previously assigned to Ridgepointe Mining Company.

As a result of the share exchange, the Company became party to several agreements previously executed by Duke Mining. The Acquired Assets consist mainly of a 640 acre claim, located in San Juan County, Utah on Utah Trust Land Administrations (UTLA), more fully described as Mineral Claim # 50719, legal description as <?xml:namespace prefix = st2 ns = "schemas-westgroup-com/westlawcitation" />T29SR22E SL. Sec36. The claim is accessible via a paved interstate highway and graded dirt roads. Duke Mining could begin developing the claim via a small miner’s exemption permit which allows surface disturbance up to 5 acres. Any expansion of mining activities beyond the exempted five acres will require a permitting process with the state of Utah. Duke Mining believed that the claim contains microscopic gold, platinum, rhodium, and palladium within red clay.
Duke Mining had agreed to purchase the Acquired Assets for the following consideration:
a.	Restricted common stock of Duke Mining in the amount of 50 shares or 5% of the total outstanding stock. Shares to be transferred from the shares held by Duke Acquisition.

b.	The reservation of a six percent (6%) net smelter royalty to Ridgepointe Mining Company.

c.	Duke Mining agreed to post sufficient bonds with the state of Utah to allow the release and return of the current bond posted by Premere in the amount of $10,000.

d.	Within eighteen (18) months from the closing, Duke Mining agreed to (1) spend a minimum of $500,000 in new capital to develop the mine or (2) construct a processing and mining facility sufficient to process a minimum of 100 tons of placer material per day for the recovery of gold. In the event that Duke Mining was unable to develop a 100 ton per day processing facility or in the alternative did not spend the minimum amount of capital outlined in (1) above, within 30 days after the expiration of the eighteen (18) month period following the closing, Duke Mining agreed to reclaim the disturbed areas on the mining claims in accordance with state of Utah requirements and re-assign the mining claims to Premere. Duke Mining further agreed that it would maintain the claims in full force and effect during the eighteen (18) month period following the closing such that, in the event of re-assignment to Premere, Premere shall receive valid and enforceable mining claims.

e.	A one year note for seven hundred fifty thousand dollars ($750,000) as evidenced by a promissory note executed on March 16, 2009 (the “Note”).

      It was the intention of the Company, via the assets owned by Duke Mining, a wholly owned subsidiary of the Company, to commence mining operations on the claim as soon as feasible. In order to start this process, the Company needed to raise approximately $1 million in additional capital, or debt.

      Subsequently, on October 23, 2009, the Company decided to sale its mine assets to Southwest Resources, Inc., a Delaware corporation (“Southwest”) pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) . Pursuant to the terms of the Purchase Agreement, the Company assigned all right, title and interest to that certain lease arrangement (the “Lease”) dated November 14, 2008 by and between Premere and Duke Mining with respect to the above mining claim located in San Juan County, as well as all equipment, fixtures and furniture associated with the mineral claim. In consideration of the Acquired Assets, Southwest assumed $823,706 of the Company’s outstanding debt and obligations, including $739,607 accrued under the terms of the Lease. Premere also consented to this transaction.

      In connection with the Purchase Agreement, the Company entered into a Consulting Services Agreement dated October 23, 2009 (the “Consulting Agreement”) with Southwest whereby the Company agreed to provide for a period of two years various consulting services to Southwest, including, but not limited to, evaluating financial and strategic alternatives and advising on appropriate measures to exploit the mineral claim. In consideration of the consulting services, Southwest issued to the Company 750,000 shares of its common stock (the “Shares”). The Shares are “restricted securities” as such term is defined in the Securities Act of 1933, as amended.

ITEM 1A. RISK FACTORS

The Company is not subject to this requirement since it is a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company was assigned the new symbol “DKMZ” formerly “BXWD” by the NASDAQ Stock Market, effective October 20, 2006. The Company’s common stock has never traded.

      As of November 30, 2009, the Company had approximately 40 shareholders of record of Company’s common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

ITEM 6. SELECTED FINANCIAL DATA.

The Company is not subject to this requirement since it is a smaller reporting company.

Equity Compensation Plan Information

       The following table provides information as of November 30, 2009 about the Equity Incentive Plan (the “Plan”) under which shares of our common stock may be issued to directors, officers, consultants, advisors and employees whose services are considered valuable.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	––	––	3,500,000

Equity compensation plans not approved by security holders	––	––	––
All plans	––	––	3,500,000

The stockholders adopted the Equity Incentive Plan on April 13, 2009. The purpose of the Plan is to provide directors, officers and employees of, and consultants to, the Company with additional incentives by increasing their ownership interest in the Company.  Options in the form of Incentive Stock Options and Non-Statutory Stock Options may be granted under the Plan.   Under the Plan, we are authorized to issue up to 3,500,000 stock options

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.

No options have been granted and outstanding under the Equity Incentive Plan as of November 30, 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

      On March 26, 2009, the Company, Harborview and Duke Acquisition, the sole owner of 100% of the issued and outstanding capital stock of Duke Mining entered into a Share Exchange Agreement (the “Agreement”). Pursuant to the Agreement, Harborview transferred to Duke Acquisition an aggregate of 4,400,000 of its shares of common stock of the Company, in exchange for Duke Acquisition transferring 1,000,000 shares of Duke Mining to the Company, which represented all of the issued and outstanding capital stock of Duke Mining.

      Duke Mining was formed on February 20, 2009 as a Texas C corporation for the purpose of acquiring certain mining claims from Premere. On March 16, 2009, Duke Mining entered into an Asset Purchase Agreement with Premere Pursuant to which Premere agreed to sell, transfer, assign to Duke Mining 100% of its right, title, and interest in and to certain mining leases, claims and rights located in San Juan County (“Mineral Claim”).

      Following the Company’s acquisition of Duke Mining, on October 23, 2009, the Company decided to sell all of its mining assets to Southwest Resources, Inc., a Delaware corporation (“Southwest”) pursuant to the terms of an Asset Purchase Agreement the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company assigned all of its rights, title and interest to the Mineral Claim as well as all equipment, fixtures and furniture associated with the Mineral Claim.

Results of Operations

Fiscal Year Ended November 30, 2009 Compared to Fiscal Year Ended November 30, 2008

      The Company was inactive for the year ended November 30, 2008. The Company had ceased operations and all previous business activities since 2006.

      Revenues. For the fiscal year ended November 30, 2009, the Company recognized $19,000 in revenues in connection with a Consulting Services Agreement dated October 23, 2009 with Southwest whereby the Company agreed to provide for a period of two years various consulting services to Southwest, including, but not limited to, evaluating financial and strategic alternatives and advising on appropriate measures to exploit the Mineral Claim.  The Company did not recognize any revenues for the fiscal year ended November 30, 2008.

      Expenses. For the fiscal year ended November 30, 2009, the Company had total operating expenses of $12,093,774, which consisted of $25,544 in general and administrative expenses, $12,043,230 in professional services expenses in connection with the issuance to Harborview of 10,000,000 shares of common stock valued at  $12,043,230 as compensation for consulting services and legal fees of $25,000.  For the fiscal year ended November 30, 2008, the Company had total operating expenses of $40,250, which consisted of $40,250 in general and administrative expenses. The Company and Harborview subsequently agreed to the termination of Harborview’s consulting services and Harborview consented to the cancellation of the 10,000,000 shares of common stock that it had received as consideration for consulting services.

Liquidity

      At November 30, 2009, the Company had cash and cash equivalents of $8,531, compared to $0 at November 30, 2008. At November 30, 2009, the Company had $144,465 in net cash provided by financing activities, compared to $0 at November 30, 2008. At November 30, 2009, the Company had $750,000 in non-cash investing and financing activities, compared to $0 at November 30, 2008. The Company’s non-cash investing and financing activities during fiscal 2009 was related to its purchase of the mineral claim.

Recent Accounting Pronouncements

      On September 30, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification TM and The Hierarchy of Generally Accepted Accounting Principles (“ASC” or “Codification” – a replacement of FASB Statement No.162). The Codification became the source of authoritative generally accepted accounting principles recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. The Company has implemented the Codification in the consolidated financial statements by providing references to the ASC topics.
      In February 2007, the FASB issued FASB ASC 825, “Financial Instruments”, formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which provides companies with an option to report selected financial assets and liabilities at fair value. FASB ASC 825 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FASB ASC 825 was effective for fiscal years beginning after November 15, 2007. The adoption of this guidance did not have a significant impact on the Company’s financial statements.
      In December 2007, the FASB issued FASB ASC 805, “Business Combination”, formerly referenced as SFAS No. 141 (revised), “Business Combinations”. FASB ASC 805 changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. FASB ASC 805 is effective for the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a significant impact on the Company’s financial statements.
      In December 2007, the FASB issued FASB ASC 810, “Consolidation”, formerly referenced as SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. FASB ASC 810 changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, FASB ASC 810 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. FASB ASC 810 is effective for the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a significant impact on the Company’s financial statements.
      In December 2007, an update was made to FASB ASC 808-10, “Collaborative Arrangements”, formerly referenced as EITF Consensus for Issue No. 07-1, “Accounting for Collaborative Arrangements” which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This guidance also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

      In March 2008, the FASB issued FASB ASC 815, “Derivatives and Hedging”, formerly referenced as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. FASB ASC 815 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements. FASB ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

      In April 2009, an update was made to the FASB ASC 820, “Fair Value Measurements and Disclosures”, that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This update is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a significant impact on the Company’s financial statements.
      In April 2009, an update was made to the FASB ASC 825, “Financial Instruments”, which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This update is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a significant impact on the Company’s financial statements.
      In April 2009, an update was made to the FASB ASC 320, “Investments – Debt and Equity Securities”, which introduced new disclosure requirements affecting both debt and equity securities and extend the disclosure requirements to interim periods including disclosure of the cost basis of securities classified as available-for-sale and held-to-maturity and provides further specification of major security types. This update is effective for fiscal years and interim periods beginning after June 15, 2009. The adoption of this guidance did not have a significant impact on the Company’s financial statements.
      In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”, formerly referenced as SFAS No. 165, “Subsequent Events” to establish general standards of accounting for and disclosure of subsequent events. FASB ASC 855 renames the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and to modify the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date, through which an entity has evaluated subsequent events and the basis for that date (the issued date for public companies). FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have a significant impact on the Company's financial statement disclosures (see Note 16 – Subsequent Events).

In June 2009, the FASB issued FASB ASC 810-10, “Consolidation”, formerly referenced as SFAS No. 167, “Amendments to FASB Interpretations No. 46(R)”. FASB ASC 810-10 revises the approach to determining the primary beneficiary of a variable interest entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. FASB ASC 810 is effective for interim and annual periods that begin after November 15, 2009. This guidance will be effective to the Company on February 28, 2010. The Company does not expect the adoption of FASB ASC 810-10 will have any impact on its results of operations and financial position as the Company does not have any VIEs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not subject to this requirement since it is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DUKE MINING COMPANY, INC.
NOVEMBER 30, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of
Boxwoods, Inc.
New York, New York

We have audited the accompanying balance sheets of Duke Mining Company, Inc. (the “Company”) as of November 30, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duke Mining Company, Inc., as of November 30, 2009 and 2008 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital, has an accumulated deficit at November 30, 2009 and has a net loss and cash used in operations for the fiscal year ended November 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
February 26, 2010

DUKE MINING COMPANY, INC.
Balance Sheets

	November 30, 2009	November 30, 2008
Assets
Current assets:
Cash and cash equivalents	$8,531	$-
Total current assets	8,531	-

Other assets	26,235	-
Total Assets	$34,766	$-

Liabilities and Stockholders' Deficit
Current liabilities:
Accrued expenses	51,339	45,875
Current portion of deferred revenues	13,116	-
Note payable - shareholder, net of $31,682 original issue discount	136,318	-
Advances payable, related parties	$55,326	$41,875
Total current liabilities	256,099	87,750

Deferred revenues	11,217	-
	267,316	87,750

Stockholders’ Deficit:
Preferred stock at $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 9,700,000 and 10,100,000 shares issued and outstanding, respectively	970	1,010
Additional paid-in capital	(5,077)	(5,217)
Accumulated deficit	(228,443)	(83,543)
Total Stockholders’ Deficit	(232,550)	(87,750)
Total Liabilities and Stockholders’ Deficit	$34,766	$-

See accompanying notes to the financial statements.

DUKE MINING COMPANY, INC.
Statements of Operations

	For the Fiscal Year Ended November 30, 2009	For the Fiscal Year Ended November 30, 2008
Consulting Revenues	$1,902	$2,248,523

Operating expenses:
General and administrative	25,544	40,250
Professional services	43,230	-
Legal fees	25,000	-
Total operating expenses	93,774	40,250

Loss from operations	(91,872)	(40,250)

Other income (expenses):
Interest expense	(116,735)	-
Gain on sale of mining assets	63,707	-
Total other income (expense)	(53,028)	-

Net loss	$(144,900)	$(40,250)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,098,904	10,100,000

See accompanying notes to the financial statements.

DUKE MINING COMPANY, INC.
Statement of Stockholders’ Deficit
November 30, 2009

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at November 30, 2007	10,100,000	$1,010	$(5,217)	$(43,293)	$(47,500)

Net loss				(40,250)	(40,250)
Balance at November 30, 2008	10,100,000	1,010	(5,217)	(83,543)	(87,750)

Contribution to capital			100		100

Cancellation of common stock	(400,000)	(40)	40		-

Net loss	—	—	—	(144,900)	(144,900)
Balance at November 30, 2009	9,700,000	$970	$(5,077)	$(228,443)	$(232,550)

See accompanying notes to the financial statements.

DUKE MINING COMPANY, INC.
Statements of Cash Flows

	For the Fiscal Year Ended November 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(144,900)	$(40,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	82,986	-
Gain on sale of mineral interest	(63,706)	-
Deferred revenues	(1,902)	-
Changes in operating assets and liabilities
Deposits	(10,000)	-
Accrued expenses	5,565	26,375
Other liabilities	(3,977)	-
Net Cash Used in Operating Activities	(135,934)	(13,875)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	154,014	-
Payment of notes payable	(23,000)	-
Increases in due to shareholders	13,451	13,875
Net Cash Provided by Financing Activities	144,465	13,875

NET CHANGE IN CASH	8,531	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$8,531	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Deferred revenues paid by common stock	$26,325	$-
Cancellation of common stock	$40	$-

See accompanying notes to the financial statements.

DUKE MINING COMPANY, INC.
November 30, 2009 and 2008
Notes to the Financial Statements

NOTE 1 - ORGANIZATION

On March 26, 2009, Boxwoods, Inc., a Delaware corporation (“Boxwoods”), Harborview Master Fund, L.P. (“Harborview”),  and Duke Mining Acquisition LLC, a Texas Limited Liability Company (“Duke Acquisition”), the sole owner of 100% of the issued and outstanding capital stock of Duke Mining Company, Inc. (“Duke” or “Duke Mining”, or the “Company”), by and among themselves, entered a Share Exchange Agreement (the “Agreement”). Boxwoods was a shell company as that term is defined in Rule 12b-2 under the Exchange Act (17 CFR 240.12b-2). The Company was incorporated as a limited liability company under the name of Somebox, Inc. (“Somebox”) on April 28, 2003 in the State of Delaware.

Pursuant to the Agreement, Harborview transferred to Duke Acquisition an aggregate of 4,400,000 of its shares of Common Stock of Boxwoods, in exchange for 1,000,000 shares of Duke Mining, which represented all of the issued and outstanding capital stock of Duke Mining Company, Inc.

Duke Mining Company, Inc was formed on February 20, 2009 as a Texas C corporation for the purpose of acquiring certain mining claims from Premere Resources Corporation (“Premere”), a Wyoming corporation. On March 16, 2009, Duke had entered into an Asset Purchase Agreement with Premere. Premere agreed to sell, transfer, assign to Duke Mining 100% of its right, title, and interest in and to certain mining leases, claims and rights located in San Juan County (“Mineral Claim”).

Subsequently, on October 23, 2009, Duke decided to sell its mining assets to Southwest Resources, Inc., a Delaware corporation (“Southwest”) pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company assigned all right, title and interest to that certain lease arrangement (the “Lease”) dated November 14, 2008 by and between Premere Resources Corporation and the Company with respect to the a mining claim as well as all equipment, fixtures and furniture associated with the mineral claim.

In connection with the Southwest Purchase Agreement, the Company entered into a Consulting Services Agreement dated October 23, 2009 (the “Consulting Agreement”) with Southwest whereby they agreed to provide, for a period of two years, various consulting services to Southwest, including, but not limited to, evaluating financial and strategic alternatives and advising on appropriate measures to exploit the Mineral Claim.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal year-end

The Company elected November 30 as its fiscal year ending date.

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

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which includes investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of November 30, 2009.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accrued expenses, deferred revenues, and advances payable, related parties approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at November 30, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at November 30, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal years ended November 30, 2009 or 2008.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.   The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company will derive its revenue from consulting services with customers with revenues being generated upon the completion of the service.  Persuasive evidence of an arrangement is demonstrated via invoice.

Marketable securities are carried at fair value, with changes in value included in the statement of income in the period of change. Fair value is generally determined by quoted market prices.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of November 30, 2009 or 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending November 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).
The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $228,443 at November 30, 2009, with a net loss from operations of $144,900 and net cash used in operating activities of $135,934 for the fiscal year ended November 30, 2009.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – OTHER ASSETS AND DEFERRED REVENUES

In connection with the Southwest Purchase Agreement, the Company entered into a Consulting Services Agreement dated October 23, 2009 (the “Consulting Agreement”) with Southwest whereby the Company agreed to provide for a period of two (2) years various consulting services to Southwest, including, but not limited to, evaluating financial and strategic alternatives and advising on appropriate measures to exploit the Mineral Claim. In consideration of the consulting services, Southwest issued to the Company 750,000 shares of its common stock (the “Shares”). The Shares are “restricted securities” as such term is defined in the Securities Act of 1933. These shares represent less than 5% of the outstanding shares of Southwest. The fair market value of the shares was $26,235.  The related consulting fees have been recorded as deferred revenues and will be recognized ratably to revenues over the life of the agreement of two (2) years.  As of November 30, 2009, deferred consulting fees totaled $24,333.

NOTE 5 – NOTES PAYABLE

On March 16, 2009, Duke had entered into an Asset Purchase Agreement with Premere. Premere agreed to sell, transfer, assign to Duke Mining 100% of its right, title, and interest in and to the mining leases, claims and rights consisting of  mainly of a 640 acre claim, located in San Juan County, Utah on Utah Trust Land Administrations (UTLA), more fully described as Mineral Claim # 50719, Legal description as T29SR22E SL. Sec36.

In association with the Asset Purchase Agreement, the Company issued to Premere a promissory note for $750,000, payable as follows:

1.	Twenty thousand dollars, USD ($20,000.00) paid on or before March 16, 2009
2.	Thirty thousand dollars USD ($30,000.00) paid on or before April 15, 2009
3.	Fifty thousand dollars USD ($50,000.00) paid on or before May 14, 2009
4.	One hundred dollars USD ($100,000.00) paid on or before June 15, 2009
5.	The balance of $550,000 to be evidenced by a convertible notes payable in installments of one hundred thousand dollars USD ($100,000.00) paid on or before the 15th of each subsequent month beginning October 15, 2009 until paid in full.

The note matures on May 16, 2010, with interest at 7.5% per annum, at which time the outstanding principal amount of the loan, and all accrued and unpaid interest thereon, shall be due and payable.

The Company failed to make the mandatory scheduled payments and therefore on May 29, 2009 the Company and Premere entered into a Forbearance Agreement. Premere has agreed to refrain from exercising any of its rights and remedies under the note - of which note was subsequently assumed by a subsequent purchaser.

On October 23, 2009, Duke sold certain of its mine assets to Southwest Resources, Inc., a Delaware corporation (“Southwest”) pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company assigned all right, title and interest to that certain lease arrangement (the “Lease”) dated November 14, 2008 by and between Premere Resources Corporation and the Company with respect to the above mining claim located in San Juan County (“Mineral Claim”), as well as all equipment, fixtures and furniture associated with the mineral claim. In consideration of the Acquired Assets, Southwest assumed $823,706 of the Company’s outstanding debt and obligations, including $739,607 accrued under the terms of the Lease.

As such, as of November 30, 2009, the amount outstanding was $0 under this note.  During the year related interest expense totaling $32,607 was recorded and is included in the Statement of Operations as interest expense.

On May 12, 2009, the Company issued a note to Randy Hepler for $25,500. The note matured on July 1, 2009 and bears interest at 8% per annum. Hepler has exercised his right to extend the note on a month-to-month basis.  As of August 31, 2009, additional advances of $7,700 were made. These advances were subsequently assigned and assumed by Southwest as part of the Asset Purchase agreement regarding the sale of mineral claims.  As such, as of November 30, 2009, the amount outstanding was $0.  During the year related interest expense totaling $1,400 was recorded and is included in the Statement of Operations as interest expense.

NOTE 6  –  NOTES PAYABLE TO RELATED PARTIES

Subsequent to the share exchange between Boxwoods and Harborview, the Company executed an Original Issue Discount Convertible Note ("Convertible Note”) for the original note amount of $168,000 payable to Harborview Master Fund, L.P. The Convertible Note is made up of principal sum of $70,000 plus pre-computed and prepaid interest. Subject to other provisions of the Convertible Note, the aggregate principal balance plus any accrued but unpaid interest shall become due and payable on March 26, 2010. The note is convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at an initial conversion price of $1.00 per share. At November 30, 2009, the amount outstanding was $136,318.  Amortization of the discounts totaled $66,318 as of November 30, 2009.

During the year ended November 30, 2009, the Company sold an unsecured promissory note in the principal amount of $69,000. The gross proceeds of the sale were $30,000. The note does not bear interest, but instead was issued at a discount of $39,000 to the face amount. The note is due in full on March 26, 2010. This note was subsequently assigned and assumed by Southwest as part of the Asset Purchase agreement regarding the sale of mineral claims.  As such, as of November 30, 2009, the amount outstanding was $0.  Amortization of the discounts totaled $16,668 as of November 30, 2009.

NOTE 7 – ADVANCES PAYABLE, RELATED PARTIES

Advances from related parties bear no interest and are payable on demand.  The amount outstanding as of November 30, 2009 was $41,875.

NOTE 8 – INCOME TAXES

At November 30, 2009, the Company has available for federal and state income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $206,134 that may be used to offset future taxable income through the fiscal year ending November 30, 2029. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax assets of approximately $70,085 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $70,085.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $41,696 and $23,740 during the years ended November 30, 2009 and 2008, respectively.

Components of deferred tax assets as of November 30, 2009 are as follows:

Net deferred tax assets – Non-current:
Expected Federal income tax benefit from NOL carry-forwards	$70,085	$28,390
Less valuation allowance	(70,085)	(28,390)
Deferred tax assets, net of valuation allowance	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate for the fiscal years ended November 30, 2009 and 2008

Federal income tax rate	34.0%	15.0%
Net operating loss	(34.0)	(15.0)
Effective income tax rate	0.0%	0.0%

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

On November 29, 2009 the Company, with the mutual consent of the shareholder, cancelled 400,000 shares of the Company’s common stock. The cancellation was recorded at the par value of $0.0001 per share or $40 with a reduction to common stock and a corresponding increase to additional paid in capital.

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

           No options have been granted and outstanding under the Plan as of November 30, 2009.

NOTE 10 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity from the balance sheet date of November 30, 2009 through February 26, 2010, the date that the financial statements were issued, and has concluded that there are no reporting events to be reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of November 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ending November 30, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           We have had, and continue to have, a significant number of audit adjustments.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by hiring a full-time CFO, with SEC reporting experience, by working with our independent registered public accounting firm and refining our internal procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year as more fully detailed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of November 30, 2009, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of November 30, 2009 was ineffective.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent fiscal year, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of November 30, 2009, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of November 30, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results as these weaknesses were mitigated by the hiring of a CFO who is responsible for reviewing all transactions and all financial disclosures as well as the financial audit as evidenced by the number of audit adjustments.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We anticipate the costs of implementing these remediation initiatives will be approximately $200,000 to 250,000 a year in increased salaries and $50,000 to $100,000 a year in increased legal and accounting expenses.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by November 30, 2010.  Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2010.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending November 30, 2009 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCES.

Name	Age	Position

Richard Rosenblum	50	Director, Chief Financial Officer, Treasurer and Secretary

Benjamin Mayer	37	CEO, President and Chairman of the Board of Directors

Directors hold office until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

Richard Rosenblum has been a Director of the Company since September 28, 2006 and Chief Financial Officer since September 29, 2006. Additionally, Mr. Rosenblum is an officer and director of Marine Park Holdings, Inc. Mr. Rosenblum has been a principal of Harborview Advisors, LLC since its inception in 2004. He previously was a Managing Director of Investment Banking at vFinance, Inc., a middle market investment banking and brokerage organization. Mr. Rosenblum has been an active force in the small and mid-cap markets for more than 16 years, providing advice, expertise, and access to critical growth for emerging companies, raising more than $300 million. Mr. Rosenblum graduated from the State University of New York at Buffalo in 1981, summa cum laude, with a degree in Finance and Accounting.

Benjamin Mayer has been the Portfolio Manager for Harborview Capital Management since inception, November 2004. Mr. Mayer has been a managing member and principal to various consulting firms and has been an early stage and savvy investor. He has successfully advised public and private companies for the last 10 years, and has solidified capital requirements over $300 million, for small early stage and emerging growth companies. Mr. Mayer is a member of the board of directors for various private companies and charities, including the school his children attend.

Code of Ethics

The Company intends to adopt a code of ethics that applies to its officers, directors and employees, including the Chief Executive Officer and Principal Accounting Officer, but has not done so to date due to its relatively small size.  The Company plans to adopt a code of ethics once it becomes more established.

Board Committees

The Company expects its Board of Directors, in the future, to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. The Company intends to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although the Company is not required to comply with such requirements until it elects to seek listing on a national securities exchange.

ITEM 11. EXECUTIVE COMPENSATION

No officer or director of the Company has received, or was entitled to receive, compensation from the Company during the fiscal years ended November 30, 2009 and 2008.

The Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his resignation, retirement or termination of employment, or from a change in control of the Company or a change in the officer’s responsibilities following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

   The following table sets forth, as of January 15, 2010, each person known by the Company to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Harborview Master Fund, L.P. (1) (2) Harbor House Waterfront Drive Road Town, Tortola British Virgin Islands	9,496,500	94%

Diverse Trading Ltd (3) Harbor House Waterfront Drive Road Town, Tortola British Virgin Islands	584,920	5.9%

All Officers and Directors as a group (2 persons)	9,496,500	94%

(1)
 Richard Rosenblum is a principal and a general partner of Harborview and has voting control and investment discretion over the shares held by Harborview. Mr. Rosenblum is Chief Financial Officer and a director of the Company. Mr. Rosenblum disclaims beneficial ownership of the shares of the Company held by Harborview.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On the date of March 26, 2009, the Company executed an Original Issue Discount Convertible Note (Convertible Note”) for the original note amount of $168,000 payable to Harborview Master Fund, L.P. The Convertible Note is made up of principal sum of $70,000 plus pre-computed and prepaid interest. Subject to other provisions of the Convertible Note, the aggregate principal balance plus any accrued but unpaid interest shall become due and payable on March 26, 2010. The note is convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at an initial conversion price of $1.00 per share. At November 30, 2009, the amount outstanding was $136,318.  Amortization of the discounts totaled $66,318 as of November 30, 2009.

Advances from related parties bear no interest and are payable on demand.  The amount outstanding as of November 30, 2009 was $41,875.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed for services provided by Li & Company, PC (“Li”) relating to the fiscal years ended November 30, 2009 and 2008 were as follows:

Audit Fees

Audit fees billed by Li for the fiscal years ended November 30, 2009 and 2008 were $11,000 and $10,5000, respectively.  These fees were billed for professional services rendered that were directly associated with the preparation of annual audit reports and quarterly review reports.

Tax Fees

Tax fees billed by Li for the fiscal years ended November 30, 2009 and 2008 were $1,000 and $1,000. respectively.

All Other Fees

No other fees other than those set out above have been billed by Li.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 February 28, 2006)

3.2	Bylaws (Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 February 28, 2006)

3.3
Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on October 4, 2006
(Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8-K October 5, 2006)

3.4	Amendment to Certificate of Incorporation (Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8-K May 28, 2009)

3.5	First Amendment to the Bylaws*

10.1	Stock Purchase Agreement, dated as of September 29, 2006 (Incorporated by reference to the same exhibit Filed with the Company’s Form 10-KSB filed On March 21, 2007)

10.2	Share Exchange Agreement and Convertible Promissory Note (Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8 March 27, 2009)

10.3	$750,000 Promissory Note (Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8 March 27, 2009)

10.4	Asset Purchase Agreement and Assignment of Claim (Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8 March 27, 2009)

10.5	Asset Purchase Agreement and Assignment and Assumption Agreement to Southwest (Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8 October 29, 2009)

10.6	Consulting Services Agreement (Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8 October 29, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed with this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE MINING COMPANY, INC..

Date: March 1, 2010	By:	/s/ Richard Rosenblum
Richard Rosenblum

Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and the date indicated.

Date: March 1, 2010	By:	/s/ Richard Rosenblum
Richard Rosenblum

Chief Financial Officer, Treasurer and Secretary
Director (principal executive officer, principal financial officer)

Date: March 1, 2010	By:	/s/ Benjamin Mayer
Benjamin Mayer
President
Chairman of the Board of Directors