Form 10-K/A
period 2009-11-30
Duke Mining Company, Inc.
filed 2010-03-08
CIK 1354636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Duke Mining Company, Inc. Form 10-K originally filed with the Securities and Exchange Commission on March 3, 2010 (the “Form 10-K”) amends and restates the Form 10-K in its entirety to correct various typographical errors and certain inadvertent omissions.

Table of Contents

PART I

ITEM 1. BUSINESS

On March 26, 2009, we, Harborview Master Fund, L.P. (“Harborview”) and Duke Mining Acquisition LLC (“Duke Acquisition”), previously the sole owner of 100% of the issued and outstanding capital stock of Duke Mining Company, Inc., a Texas Corporation (“Duke Mining”), entered into a share exchange agreement (the “Share Exchange Agreement”) pursuant to which Harborview transferred to Duke Acquisition an aggregate of 4,400,000 shares of our common held by Harborview in exchange for Duke Acquisition transferring 1,000,000 shares of Duke Mining to us, which shares represented all of the issued and outstanding capital stock of Duke Mining.  As a result of the Share Exchange Agreement, Duke Mining became our wholly owned subsidiary and constituted our principal business.

Duke Mining was formed on February 20, 2009 for the purpose of acquiring certain mining claims from Premere Resources Corporation (“Premere”). Prior to the Share Exchange Agreement, on March 16, 2009, Duke Mining had entered into an Asset Purchase Agreement with Premere pursuant to which Premere agreed to sell, transfer, assign to Duke Mining 100% of its right, title, and interest in and to certain mining leases, claims and rights (“Acquired Assets”), except a 6% of 8/8ths net smelter royalty interest previously assigned to Ridgepointe Mining Company. The Acquired Assets consisted mainly of a 640 acre claim, located in San Juan County, Utah on Utah Trust Land Administrations (UTLA), more fully described as Mineral Claim # 50719, legal description as T29SR22E SL. Sec36.

Duke Mining had agreed to purchase the Acquired Assets for the following consideration:

a.        Restricted common stock of Duke Mining in the amount of 50 shares or 5% of the total outstanding stock.

b.        The reservation of a six percent (6%) net smelter royalty to Ridgepointe Mining Company.

c.        Duke Mining agreeing to post sufficient bonds with the state of Utah to allow the release and return of the current bond posted by Premere in the amount of $10,000.

d.        Within eighteen (18) months from the closing, Duke Mining agreeing to (1) spend a minimum of $500,000 in new capital to develop the mine or (2) construct a processing and mining facility sufficient to process a minimum of 100 tons of placer material per day for the recovery of gold. In the event that Duke Mining was unable to develop a 100 ton per day processing facility or in the alternative did not spend the minimum amount of capital outlined in (1) above, within 30 days after the expiration of the eighteen (18) month period following the closing, Duke Mining agreed to reclaim the disturbed areas on the mining claims in accordance with state of Utah requirements and re-assign the mining claims to Premere. Duke Mining further agreed that it would maintain the claims in full force and effect during the eighteen (18) month period following the closing such that, in the event of re-assignment to Premere, Premere shall receive valid and enforceable mining claims.

e.        A one year note for seven hundred fifty thousand dollars ($750,000) as evidenced by a promissory note executed on March 16, 2009.

It was previously our intention to commence mining operations on the claim as soon as feasible, though to start this process, we needed to raise approximately $1 million in additional capital, or debt. We were subsequently unable to secure this additional capital.

On October 23, 2009, we decided to sell our mine assets to Southwest Resources, Inc. (“Southwest”) pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”) . Pursuant to the terms of the Purchase Agreement, we assigned all right, title and interest to that certain lease arrangement (the “Lease”) dated November 14, 2008 by and between Premere and Duke Mining with respect to the above mining claim located in San Juan County, as well as all equipment, fixtures and furniture associated with the mineral claim. In consideration for these assets, Southwest assumed $823,706 of our outstanding debt and obligations, including $739,607 that was accrued under the terms of the Lease.  Premere also consented to this transaction.

In connection with the Purchase Agreement, we entered into a Consulting Services Agreement dated October 23, 2009 (the “Consulting Agreement”) with Southwest whereby we agreed to provide for a period of two years various consulting services to Southwest, including, but not limited to, evaluating financial and strategic alternatives and advising on appropriate measures to exploit the mineral claim. In consideration of the consulting services, Southwest issued to us 750,000 shares of its common stock.

Recently, we have redirected our business focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company, including, without limitation, seeking attractive merger partners.

ITEM 1A. RISK FACTORS

We are not subject to this requirement since we are a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are not subject to this requirement since we are a smaller reporting company.

ITEM 2. PROPERTIES

Since September 1, 2006, we have operated, at no cost to us, out of the office space utilized by Harborview Advisors LLC, the general partner of Harborview Master Fund, at 850 Third Avenue, Suite 1801, New York, NY 10022.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which we are subject and no such proceedings are known by us to be contemplated.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority, Inc. under the symbol DKMZ.OB. To date there has not been an active market for our common stock.

As of November 30, 2009, we had approximately 40 shareholders of record of our common stock. No dividends have been declared on the stock in the last two fiscal years and our Board of Directors does not presently intend to pay dividends in the near future.

ITEM 6. SELECTED FINANCIAL DATA.

We are not subject to this requirement since we are a smaller reporting company.

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

        The stockholders adopted the Equity Incentive Plan on April 13, 2009. The purpose of the Plan is to provide directors, officers and employees of, and consultants to, us with additional incentives by increasing their ownership interest in us.  Options in the form of Incentive Stock Options and Non-Statutory Stock Options may be granted under the Plan.   Under the Plan, we are authorized to issue up to 3,500,000 stock options.

Our Board of Directors or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.

No options have been granted and outstanding under the Equity Incentive Plan as of November 30, 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

 Information set forth herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. These factors include our lack of historically profitable operations, dependence on key personnel, the success of our business, ability to manage anticipated growth and other factors identified in our filings with the Securities and Exchange Commission, press releases and/or other public communications.

General

On March 26, 2009, we, Harborview and Duke Acquisition, previously the sole owner of 100% of the issued and outstanding capital stock of Duke Mining, entered into a Share Exchange Agreement (the “Agreement”), pursuant to which Harborview transferred to Duke Acquisition an aggregate of 4,400,000 shares of our common stock held by Harborview in exchange for Duke Acquisition transferring 1,000,000 shares of Duke Mining to us, which represented all of the issued and outstanding capital stock of Duke Mining.

Duke Mining was formed on February 20, 2009 for the purpose of acquiring certain mining claims from Premere. On March 16, 2009, Duke Mining entered into an Asset Purchase Agreement with Premere pursuant to which Premere agreed to sell, transfer, assign to Duke Mining 100% of its right, title, and interest in and to certain mining leases, claims and rights located in San Juan County (“Mineral Claim”).

Following our acquisition of Duke Mining, on October 23, 2009, we decided to sell all of its mining assets to Southwest pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, we assigned all of our rights, title and interest to the Mineral Claim as well as all equipment, fixtures and furniture associated with the Mineral Claim.

Results of Operations

Fiscal Year Ended November 30, 2009 Compared to Fiscal Year Ended November 30, 2008

We were inactive for the year ended November 30, 2008, having ceased operations and all previous business activities in 2006. While we became active following our acquisition of the Mineral Claim on March 26, 2009, we subsequently became inactive again following our sale of the Mineral Claim on October 23, 2009.

Revenues. For the fiscal year ended November 30, 2009, we recognized $1,902 in revenues in connection with a Consulting Services Agreement dated October 23, 2009 with Southwest whereby we agreed to provide for a period of two years various consulting services to Southwest, including, but not limited to, evaluating financial and strategic alternatives and advising on appropriate measures to exploit the Mineral Claim. We did not recognize any revenues for the fiscal year ended November 30, 2008.

Expenses. For the fiscal year ended November 30, 2009, we had total operating expenses of $93,774, which consisted of $25,544 in general and administrative expenses, $43,230 in professional services and legal fees of $25,000. For the fiscal year ended November 30, 2008, the Company had total operating expenses of $40,250, which consisted entirely of general and administrative expenses.

Other Income Expenses. For the fiscal year ended November 30, 2009, we had other income expenses of $53,028, which consisted of interest expense of $116,735, as offset by a gain of $63,707 from the sale of our mining assets. For the fiscal year ended November 30, 2008, we did not have any other income expenses.

Net Loss. For the fiscal year ended November 30, 2009, we had a net loss of $144,900 as compared to a net loss of $40,250 for the fiscal year ended November 30, 2008.

Liquidity

At November 30, 2009, we had cash and cash equivalents of $8,531, compared to $0 at November 30, 2008. At November 30, 2009, we had $144,465 in net cash provided by financing activities, compared to $13,875 at November 30, 2008. At November 30, 2009, we had $26,325 in non-cash investing and financing activities, compared to $0 at November 30, 2008. Our non-cash investing and financing activities during fiscal 2009 was related to our purchase of the Mineral Claim.

Recent Accounting Pronouncements

      On September 30, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification TM and The Hierarchy of Generally Accepted Accounting Principles (“ASC” or “Codification” – a replacement of FASB Statement No.162). The Codification became the source of authoritative generally accepted accounting principles recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. We have implemented the Codification in the consolidated financial statements by providing references to the ASC topics.
      In February 2007, the FASB issued FASB ASC 825, “Financial Instruments”, formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which provides companies with an option to report selected financial assets and liabilities at fair value. FASB ASC 825 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FASB ASC 825 was effective for fiscal years beginning after November 15, 2007. The adoption of this guidance did not have a significant impact on our financial statements.
      In December 2007, the FASB issued FASB ASC 805, “Business Combination”, formerly referenced as SFAS No. 141 (revised), “Business Combinations”. FASB ASC 805 changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. FASB ASC 805 is effective for the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a significant impact on our financial statements.
      In December 2007, the FASB issued FASB ASC 810, “Consolidation”, formerly referenced as SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. FASB ASC 810 changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, FASB ASC 810 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. FASB ASC 810 is effective for the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a significant impact on our financial statements.
      In December 2007, an update was made to FASB ASC 808-10, “Collaborative Arrangements”, formerly referenced as EITF Consensus for Issue No. 07-1, “Accounting for Collaborative Arrangements” which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This guidance also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. The adoption of this guidance did not have a significant impact on our financial statements.

      In March 2008, the FASB issued FASB ASC 815, “Derivatives and Hedging”, formerly referenced as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. FASB ASC 815 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements. FASB ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a significant impact on our financial statements.

      In April 2009, an update was made to the FASB ASC 820, “Fair Value Measurements and Disclosures”, that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This update is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a significant impact on our financial statements.
      In April 2009, an update was made to the FASB ASC 825, “Financial Instruments”, which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This update is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have a significant impact on our financial statements.
      In April 2009, an update was made to the FASB ASC 320, “Investments – Debt and Equity Securities”, which introduced new disclosure requirements affecting both debt and equity securities and extend the disclosure requirements to interim periods including disclosure of the cost basis of securities classified as available-for-sale and held-to-maturity and provides further specification of major security types. This update is effective for fiscal years and interim periods beginning after June 15, 2009. The adoption of this guidance did not have a significant impact on our financial statements.
      In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”, formerly referenced as SFAS No. 165, “Subsequent Events” to establish general standards of accounting for and disclosure of subsequent events. FASB ASC 855 renames the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and to modify the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date, through which an entity has evaluated subsequent events and the basis for that date (the issued date for public companies). FASB ASC 855 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have a significant impact on our financial statement disclosures (see Note 16 – Subsequent Events).

In June 2009, the FASB issued FASB ASC 810-10, “Consolidation”, formerly referenced as SFAS No. 167, “Amendments to FASB Interpretations No. 46(R)”. FASB ASC 810-10 revises the approach to determining the primary beneficiary of a variable interest entity (“VIE”) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. FASB ASC 810 is effective for interim and annual periods that begin after November 15, 2009. This guidance became  effective to us on February 28, 2010. We do not expect the adoption of FASB ASC 810-10 to have any impact on our results of operations and financial position as we do not have any VIEs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not subject to this requirement since it is a smaller reporting company.

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

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
February 26, 2010

DUKE MINING COMPANY, INC.
Balance Sheets

	November 30, 2009	November 30, 2008
Assets
Current assets:
Cash and cash equivalents	$8,531	$-
Total current assets	8,531	-

Other assets	26,235	-
Total Assets	$34,766	$-

Liabilities and Stockholders' Deficit
Current liabilities:
Accrued expenses	51,339	45,875
Current portion of deferred revenues	13,116	-
Note payable - shareholder, net of $31,682 original issue discount	136,318	-
Advances payable, related parties	$55,326	$41,875
Total current liabilities	256,099	87,750

Deferred revenues	11,217	-
	267,316	87,750

Stockholders’ Deficit:
Preferred stock at $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 9,700,000 and 10,100,000 shares issued and outstanding, respectively	970	1,010
Additional paid-in capital	(5,077)	(5,217)
Accumulated deficit	(228,443)	(83,543)
Total Stockholders’ Deficit	(232,550)	(87,750)
Total Liabilities and Stockholders’ Deficit	$34,766	$-

See accompanying notes to the financial statements.

DUKE MINING COMPANY, INC.
Statements of Operations

	For the Fiscal Year Ended November 30, 2009	For the Fiscal Year Ended November 30, 2008
Consulting Revenues	$1,902	$-

Operating expenses:
General and administrative	25,544	40,250
Professional services	43,230	-
Legal fees	25,000	-
Total operating expenses	93,774	40,250

Loss from operations	(91,872)	(40,250)

Other income (expenses):
Interest expense	(116,735)	-
Gain on sale of mining assets	63,707	-
Total other income (expense)	(53,028)	-

Net loss	$(144,900)	$(40,250)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,098,904	10,100,000

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

Remediation of Material Weaknesses

    We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by hiring a CFO with SEC reporting experience, by working with our independent registered public accounting firm and refining our internal procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year as more fully detailed below.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We anticipate the costs of implementing these remediation initiatives will be approximately $200,000 to $250,000 a year in increased salaries and $50,000 to $100,000 a year in increased legal and accounting expenses.

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

Richard Rosenblum has been a Director of ours since September 28, 2006 and Chief Financial Officer since September 29, 2006. Mr. Rosenblum has been a principal of Harborview Advisors, LLC since its inception in 2004. He previously was a Managing Director of Investment Banking at vFinance, Inc., a middle market investment banking and brokerage organization. Mr. Rosenblum has been an active force in the small and mid-cap markets for more than 16 years, providing advice, expertise, and access to critical growth for emerging companies, raising more than $300 million. Mr. Rosenblum graduated from the State University of New York at Buffalo in 1981, summa cum laude, with a degree in Finance and Accounting.

Benjamin Mayer has been our Chairman since March 26, 2009. Additionally, Mr. Mayer has been a Portfolio Manager for Harborview Capital Management since its inception in November 2004. Mr. Mayer has been a managing member and principal to various consulting firms and has been an early stage investor. He has successfully advised public and private companies for the last 10 years, and has solidified capital requirements over $300 million, for small early stage and emerging growth companies. Mr. Mayer is a member of the board of directors for various private companies and charities, including the school his children attend.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Principal Accounting Officer, but have not done so to date due to our relatively small size.  We plan to adopt a code of ethics once we become more established.

Board Committees

We expect our Board of Directors, in the future, to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

ITEM 11. EXECUTIVE COMPENSATION

No officer or director of ours has received, or was entitled to receive, compensation from us during the fiscal years ended November 30, 2009 and 2008.

We have no compensatory plans or arrangements whereby any executive officer would receive payments from us or a third party upon his resignation, retirement or termination of employment, or from a change in our control or a change in the officer’s responsibilities following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

   The following table sets forth, as of March 1, 2010, each person known by us to be the beneficial owner of five percent or more our common stock, all directors individually and all of our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Richard Rosenblum(1)	9,096,500(2)	94%

Benjamin Mayer	—	—

Harborview Master Fund, L.P. Harbor House Waterfront Drive Road Town, Tortola British Virgin Islands	9,096,500(2)	94%

Diverse Trading Ltd Harbor House Waterfront Drive Road Town, Tortola British Virgin Islands	584,920	6%

All Officers and Directors as a group (2 persons)	9,096,500(2)	94%

(1)	Richard Rosenblum is a principal and a general partner of Harborview Advisors, LLC, the general partner of Harborview Master Fund, L.P., and, as such, has voting control and investment discretion over the shares of common stock held by Harborview Master Fund, L.P. Mr. Rosenblum disclaims beneficial ownership of any of our shares of common stock held by Harborview Master Fund, LP.
(2)	Includes an option to acquire 97,000 shares held by a third party.

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

Our officers and directors have determined that the services provided by our principal accountant are compatible with maintaining the principal accountant’s independence.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On the date of March 26, 2009, we executed an Original Issue Discount Convertible Note (“Convertible Note”) for the original note amount of $168,000 payable to Harborview Master Fund, L.P. The Convertible Note is made up of principal sum of $70,000 plus pre-computed and prepaid interest. Subject to other provisions of the Convertible Note, the aggregate principal balance plus any accrued but unpaid interest shall become due and payable on March 26, 2010. The note is convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at an initial conversion price of $1.00 per share. At November 30, 2009, the amount outstanding was $136,318.  Amortization of the discounts totaled $66,318 as of November 30, 2009.

Harborview Master Fund, L.P. has advanced $55,326 to us to pay for general corporate expenses. These advances are not interest bearing and are payable to Harborview Master Fund, L.P. upon its demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed for services provided by Li & Company, PC (“Li”) relating to the fiscal years ended November 30, 2009 and 2008 were as follows:

Audit Fees

Audit fees billed by Li for the fiscal years ended November 30, 2009 and 2008 were $11,000 and $10,500, respectively.  These fees were billed for professional services rendered that were directly associated with the preparation of annual audit reports and quarterly review reports.

Tax Fees

Tax fees billed by Li for the fiscal years ended November 30, 2009 and 2008 were $1,000 and $1,000. respectively.

All Other Fees

No other fees other than those set out above have been billed by Li.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 February 28, 2006)

3.2	Bylaws (Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2 February 28, 2006)

3.3
Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on October 4, 2006
(Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8-K October 5, 2006)

3.4	Amendment to Certificate of Incorporation (Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8-K May 28, 2009)

3.5	First Amendment to the Bylaws**

10.1	Stock Purchase Agreement, dated as of September 29, 2006 (Incorporated by reference to the same exhibit Filed with the Company’s Form 10-KSB filed on March 21, 2007)

10.2	Share Exchange Agreement and Convertible Promissory Note (Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8-K March 27, 2009)

10.3	$750,000 Promissory Note (Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8-K March 27, 2009)

10.4	Asset Purchase Agreement and Assignment of Claim (Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8-K March 27, 2009)

10.5	Asset Purchase Agreement and Assignment and Assumption Agreement to Southwest (Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8-K October 29, 2009)

10.6	Consulting Services Agreement (Incorporated by reference to the same exhibit filed with the Company’s Current Report filed on Form 8-K October 29, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Act of 1934. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed with this report
**	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

DUKE MINING COMPANY, INC..

Date: March 5, 2010	By:	/s/ Richard Rosenblum
Richard Rosenblum

Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and the date indicated.

Date: March 5, 2010	By:	/s/ Richard Rosenblum
Richard Rosenblum

Chief Financial Officer, Treasurer and Secretary
Director (principal executive officer, principal financial officer)

Date: March 5, 2010	By:	/s/ Benjamin Mayer
Benjamin Mayer
President
Chairman of the Board of Directors