Form 10-Q
period 2010-02-28
Duke Mining Company, Inc.
filed 2010-04-14
CIK 1354636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

Commission file number: 333-132107

DUKE MINING COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-2667713
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

850 Third Avenue, Suite 1801 New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(646) 218-1400
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☑

As of April 12, 2010, 9,700,000 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

DUKE MINING COMPANY, INC.

PART I – FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.
DUKE MINING COMPANY, INC.
Balance Sheets

	February 28, 2010	November 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,563	$8,531
Total current assets	2,563	8,531

Other assets	26,235	26,235
Total Assets	$28,798	$34,766

Liabilities and Stockholders' Deficit
Current liabilities:
Accrued expenses	$53,006	$51,339
Current portion of deferred revenues	13,116	13,116
Note payable - shareholder, net of $7,518 and $31,682 original issue discount	160,482	136,318
Advances from related parties	63,826	55,326
Total current liabilities	290,430	256,099

Deferred revenues, net of current portion	7,938	11,217
	298,368	267,316

Stockholders’ Deficit:
Preferred stock at $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.0001 par value; 500,000,000 shares authorized; 9,700,000 shares issued and outstanding	970	970
Additional paid-in capital	(5,077)	(5,077)
Accumulated deficit	(265,463)	(228,443)
Total Stockholders’ Deficit	(269,570)	(232,550)
Total Liabilities and Stockholders’ Deficit	$28,798	$34,766

See accompanying notes to the financial statements.

DUKE MINING COMPANY, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended February 28, 2010	For the Three Months Ended February 28, 2009
Consulting Revenues	$3,279	$-

Operating expenses:
General and administrative	4,788	-
Professional fees	11,347	-
Legal fees
Total operating expenses	16,135	-

Loss from operations	(12,856)	-

Other income (expenses):
Interest expense	(24,164)	-
Total other income (expense)	(24,164)	-

Net loss	$(37,020)	$-

Net loss per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	9,700,000	10,100,000

See accompanying notes to the financial statements.

DUKE MINING COMPANY, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended February 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,020)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	24,164	-
Deferred revenues	(3,279)	-
Changes in operating assets and liabilities
Accrued expenses	1,667	-
Net Cash Used in Operating Activities	(14,468)	-

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Increases in due to shareholders	8,500	-
Net Cash Provided by Financing Activities	8,500	-

NET CHANGE IN CASH	(5,968)	-

CASH AT BEGINNING OF PERIOD	8,531	-
CASH AT END OF PERIOD	$2,563	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying notes to the financial statements.

DUKE MINING COMPANY, INC.
February 28, 2010 and 2009
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION

On March 26, 2009, Boxwoods, Inc., a Delaware corporation (the “Company”), Harborview Master Fund, L.P. (“Harborview”),  and Duke Mining Acquisition LLC, a Texas limited liability company (“Duke Acquisition”), the sole owner of 100% of the issued and outstanding capital stock of Duke Mining Company, Inc. (“Duke” or “Duke Mining”), by and among themselves, entered into a Share Exchange Agreement (the “Agreement”). Boxwoods was a shell company as that term is defined in Rule 12b-2 under the Exchange Act (17 CFR 240.12b-2). The Company was originally incorporated as a limited liability company under the name of Somebox, Inc. (“Somebox”) on April 28, 2003 in the State of Delaware.

Pursuant to the Agreement, Harborview transferred to Duke Acquisition an aggregate of 4,400,000 of its shares of common stock of the Company, in exchange for 1,000,000 shares of Duke Mining being transferred to the Company, which represented all of the issued and outstanding capital stock of Duke Mining.

Duke Mining was formed on February 20, 2009 as a Texas C corporation for the purpose of acquiring certain mining claims from Premere Resources Corporation (“Premere”), a Wyoming corporation. On March 16, 2009, Duke Mining entered into an Asset Purchase Agreement with Premere, pursuant to which Premere agreed to sell, transfer, assign to Duke Mining 100% of its right, title, and interest in and to certain mining leases, claims and rights located in San Juan County (“Mineral Claim”).

Subsequently, on October 23, 2009, the Company sold its mining assets to Southwest Resources, Inc., a Delaware corporation (“Southwest”) pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, the Company assigned all right, title and interest to that certain lease arrangement (the “Lease”) dated November 14, 2008 by and between Premere and Duke Mining with respect to claims as well as all equipment, fixtures and furniture associated with the Mineral Claim.

In connection with the Purchase Agreement, the Company entered into a Consulting Services Agreement dated October 23, 2009 (the “Consulting Agreement”) with Southwest whereby the Company agreed to provide, for a period of two years, various consulting services to Southwest, including, but not limited to, evaluating financial and strategic alternatives and advising on appropriate measures to exploit the Mineral Claim.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended November 30, 2009 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K/A filed with the SEC on March 8, 2010.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of February 28, 2010 or November 30, 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accrued expenses, deferred revenues, and advances payable, related parties approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at February 28, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2010, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal periods ended February 28, 2010 or 2009.

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

The Company derives its revenue from consulting services with customers with revenues being generated upon the completion of the service.  Persuasive evidence of an arrangement is demonstrated via invoice.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of February 28, 2010 or 2009.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $265,463 at February 28, 2010, with a net loss from operations of $12,856 and net cash used in operating activities of $14,468 for the interim period ended February 28, 2010.

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

NOTE 4 – OTHER ASSETS AND DEFERRED REVENUES

In connection with the Southwest Purchase Agreement, the Company entered into a Consulting Services Agreement dated October 23, 2009 (the “Consulting Agreement”) with Southwest whereby the Company agreed to provide for a period of two (2) years various consulting services to Southwest, including, but not limited to, evaluating financial and strategic alternatives and advising on appropriate measures to exploit the Mineral Claim. In consideration of the consulting services, Southwest issued to the Company 750,000 shares of its common stock (the “Shares”). The Shares are “restricted securities” as such term is defined in the Securities Act of 1933. These shares represent less than 5% of the outstanding shares of Southwest. The fair market value of the shares was $26,235.  The related consulting fees have been recorded as deferred revenues and will be recognized ratably to revenues over the life of the agreement of two (2) years.  As of February 28, 2010, deferred consulting fees totaled $21,054.

NOTE 5 – NOTE PAYABLE - SHAREHOLDER

Subsequent to the share exchange between the Company and Harborview, the Company executed an Original Issue Discount Convertible Note ("Convertible Note”) for the original note amount of $168,000 payable to Harborview Master Fund, L.P. The Convertible Note is made up of principal sum of $70,000 plus pre-computed and prepaid interest. Subject to other provisions of the Convertible Note, the aggregate principal balance plus any accrued but unpaid interest became due and payable on March 26, 2010. The note is convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at an initial conversion price of $1.00 per share. At February 28, 2010, the amount outstanding was $160,482.  Amortization of the discounts totaled $24,164 for the interim period ended February 28, 2010.

NOTE 6 – ADVANCES FROM RELATED PARTIES

                Advances from related parties bear no interest and are payable on demand.  The amount outstanding as of February 28, 2010 was $63,826.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Equity Incentive Plan

                 Pursuant to an April 13, 2009 Board of Directors’ approval, the Company adopted its 2009 Equity Incentive Plan (the “Plan”) whereby it reserved for issuance up to 3,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership interest in the Company.  Directors, officers employees and consultants of the Company are eligible to participate in the Plan.  Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan.

                The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.

                No options have been granted and are outstanding under the Plan as of February 28, 2010.

NOTE 8 – RELATED PARTY TRANSACTION

The Company has been provided office space by a shareholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 9 – SUBSEQUENT EVENTS

                Management performed an evaluation of the Company’s activity from the balance sheet date of February 28, 2010 through April 9, 2010, the date that the financial statements were issued, and has concluded that there are no reportable events to be reported.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Duke Mining was formed on February 20, 2009 for the purpose of acquiring certain mining claims from Premere Resources Corporation (“Premere”). On March 16, 2009, Duke Mining entered into an Asset Purchase Agreement with Premere pursuant to which Premere agreed to sell, transfer, assign to Duke Mining 100% of its right, title, and interest in and to certain mining leases, claims and rights located in San Juan County (the “Mineral Claim”).

Following our acquisition of Duke Mining, on October 23, 2009, we decided to sell all of its mining assets to Southwest Resources, Inc. (“Southwest”) pursuant to the terms of an Asset Purchase Agreement (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement, we assigned all of our rights, title and interest to the Mineral Claim as well as all equipment, fixtures and furniture associated with the Mineral Claim.

Results of Operations

Three Months Ended February 28, 2010 Compared to Three Months Ended February 28, 2009

We were inactive for the three months ended February 28, 2009, having ceased operations and all previous business activities in 2006. While we became active following our acquisition of the Mineral Claim on March 26, 2009, we subsequently became inactive again following our sale of the Mineral Claim on October 23, 2009.

Revenues. For the three months ended February 28, 2010, we recognized $3,279 in revenues in connection with a Consulting Services Agreement dated October 23, 2009 with Southwest whereby we agreed to provide for a period of two years various consulting services to Southwest, including, but not limited to, evaluating financial and strategic alternatives and advising on appropriate measures to exploit the Mineral Claim.  The Consulting Services Agreement will terminate on October 23, 2011.  We did not recognize any revenues for the three months ended February 28, 2009.

Expenses. For the three months ended February 28, 2010, we had total operating expenses of $16,135, which consisted of $4,788 in general and administrative expenses and $11,347 in professional services fees. For the three months ended February 28, 2009, we had no operating expenses.

Other Income Expenses. For the three months ended February 28, 2010, we had other income expenses of $24,164, which consisted of interest expense of $24,164. For the three months ended February 28, 2009, we had no other income expenses.

Net Loss. For the three months ended February 28, 2010, we had a net loss of $37,020 as compared to no net loss for the three months ended February 28, 2009.

Liquidity

At February 28, 2010, we had cash and cash equivalents of $2,563, compared to $0 at February 28, 2009. At February 28, 2010, we had $8,500 in net cash provided by financing activities, compared to $0 at February 28, 2009. At February 28, 2010, we had $0 in non-cash investing and financing activities, compared to $0 at February 28, 2009.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with our annual report for the fiscal year ending November 30, 2010, we will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the our internal control over financial reporting.

Furthermore, we are required to file the auditor’s attestation report separately on our internal control over financial reporting on whether we believe that we have maintained, in all material respects, effective internal control over financial reporting.

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

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. We do not expect the adoption of this update to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. We do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

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

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 4T.    CONTROLS AND PROCEDURES.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of February 28, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of February 28, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.     We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the three months ending February 28, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control

Except for refining our internal procedures, there were no changes in our internal control over financial reporting during the three months ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.    Exhibits.

Exhibit No.	Description
31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Accounting Officer

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Accounting Officer
________________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE MINING COMPANY, INC.

Date: April 14, 2010	By:	/s/Richard Rosenblum
Richard Rosenblum
Chief Financial Officer, Treasurer and Secretary
Director (principal executive officer, principal financial officer)

Date: April 14, 2010	By:	/s/ Benjamin Mayer
Benjamin Mayer
President
Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Accounting Officer

32.1*	Section 906 Certification by the Principal Executive Officer

32.2*	Section 906 Certification by the Principal Accounting Officer
________________________

* Filed herewith