Form 10-Q
period 2010-06-30
KACHING KACHING, INC.
filed 2010-08-17
CIK 1354636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

KACHING KACHING, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-132107	58-2667713
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

750 Coronado Center Drive, Suite 120
Henderson, NV 89052
(Address of principal executive offices) (Zip Code)

(702) 589-7555
Registrant’s telephone number, including area code

N/A
(Former name or former address, if changed since last report)

———————

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of August 17, 2010, there were outstanding 51,107,380 shares of the registrant’s common stock.

KACHING KACHING, INC.
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2010

i

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
KaChing KaChing, Inc.
CONDENSED BALANCE  SHEETS
Unaudited

	June 30,	December 31,
	2010	2009
ASSETS

Current assets :
Cash	$118,106	$-
Other current assets	28,126	25,356
Total current assets	$146,232	$25,356

Property, plant and equipment	$303,492	$179,045
Less: Accumulated depreciation and amortization	(36,660)	(5,415)
Property, plant and equipment - net	266,832	173,630

Other assets	37,148	11,136
Total assets	$450,212	$210,122

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities :
Checks issued in excess of available cash	$-	$8,476
Accounts payable - trade	87,961	75,134
Accounts payable - related party	20,154	-
Accrued Payroll	142,177	-
Other current liabilities	39,788	207,049
Total current liabilities	$290,080	$290,659

Long term debt :
Long term debt - notes payable	$307,094	$-
Derivative liability	955,135	-
Total long term debt	$1,262,229	$-
Total liabilities	$1,552,309	$290,659

Stockholders' Deficit:
Common Stock, $0.0001 par value, 500,000,000 and 75,000,000 shares authorized and 51,107,380 and 10,000,000 outstanding as of June 30, 2010 and December 31, 2009 respectively.	$5,111	$2,079
Preferred Stock, $0.001 par value, 25,000,000 authorized and 0 outstanding as of June 30, 2010.	-	-
Additional paid in capital	502,887	98,696
Accumulated deficit	(1,610,095)	(181,312)
Total stockholders' deficit	$(1,102,097)	$(80,537)
Total Liabilities and Stockholders' Deficit	$450,212	$210,122

The accompanying notes are an integral part of these condensed financial statements

KaChing KaChing, Inc.
CONDENSED STATEMENT  OF  OPERATIONS
For the Three and Six month periods ended June 30, 2010
(inception of Company was September 17, 2009)

	For the	For the
	three month	six month
	period ended	period ended
	June 30, 2010	June 30, 2010

Revenues	$100,667	$277,910

Operating expenses
Cost of products sold	37,106	152,121
Selling, general and administrative	508,763	1,052,267
Professional fees	136,257	153,673
Depreciation and amortization	18,392	32,666
Total operating expenses	$700,518	$1,390,727

Loss from operations	$(599,851)	$(1,112,817)

Non-operating (expense)
Interest expense	(87,027)	(87,027)
income/(expense) related to derivative	49,304	49,304
(Loss) on disposition of assets	(21,618)	(21,618)
Total non-operating expense	$(59,341)	$(59,341)

Loss from operations before income taxes	$(659,192)	$(1,172,158)

Provision for income tax	-	-

Net loss	$(659,192)	$(1,172,158)

Net loss available to common stockholders	$(659,192)	$(1,172,158)

Basic and diluted net loss per common share	$(0.02)	$(0.04)

Weighted average shares of capital outstanding - basic	$43,337,625	$32,128,244

The accompanying notes are an integral part of these condensed financial statements

KaChing KaChing, Inc.
CONDENSED STATEMENT  OF  OPERATIONS
For the Three and Six month periods ended June 30, 2009
(inception of Company was September 17, 2009)

	For the	For the
	three month	six month
	period ended	period ended
	June 30, 2009	June 30, 2009

Revenues	$-	$-

Operating expenses
Cost of products sold	-	-
Selling, general and administrative	-	-
Professional fees	-	-
Depreciation and amortization	-	-
Total operating expenses	$-	$-

Loss from operations	$-	$-

Non-operating (expense)
Interest expense	-
(Loss) on disposition of assets	-	-
Total non-operating expense	$-	$-

Loss from operations before income taxes	$-	$-

Provision for income tax	-	-

Net loss	$-	$-

Net loss available to common stockholders	$-	$-

Basic and diluted net loss per common share	$-	$-

Weighted average shares of capital outstanding - basic	-	-

The accompanying notes are an integral part of these condensed financial statements

KaChing KaChing, Inc.
CONDENSED STATEMENT  OF  CASH FLOWS
For the Six month period ended June 30, 2010 and 2009.
(inception of Company was September 17, 2009)

	For the	For the
	six month	six month
	period ended	period ended
CASH FLOWS FROM OPERATING ACTIVITIES :	June 30, 2010	June 30, 2009
Net (loss)	$(1,172,158)	$-

Adjustments to reconcile net income / (loss) to net
Cash provided by (used for) operating activities :
Depreciation, and amortization	32,666	-
Non-cash interest	55,658	-
Change in derivative liability	(49,304)	-
Loss on disposition of assets	21,618	-
Stock based compensation	381,474
Changes in components of working capital :
Increase in accounts payable	4,351	-
Increase in accounts payable - related party	20,154
(Decrease) in other current liabilities	(25,086)	-
(Increase) in other assets	(28,782)
Net cash provided (used) by operating activities	$(759,409)	$-

CASH FLOWS FROM INVESTING ACTIVITIES :
Capital expenditures	$(147,485)	$-
Net cash provided by (used in) investing activities	$(147,485)	$-

CASH FLOWS FROM FINANCING ACTIVITIES :
Issuance of common stock	$25,000	$-
Increase (decrease) in long term debt	1,000,000	-
Net cash provided by (used in) financing activities . . . . . . . . . .	$1,025,000	$-

NET INCREASE IN CASH AND CASH EQUIVALENTS	$118,106	$-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$118,106	$-

Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

Kaching Kaching, Inc.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the six month period ended June 30, 2010

			Common stock		Additional		Total
	Preferred Stock		Par Value $0.0001		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance 12/31/09	-	-	20,794,314	$2,079	$98,696	$(181,312)	$(80,537)

Warrants issued for services					259,805		259,805
Net loss						(512,966)	(512,966)
BALANCE 3/31/10	-	-	20,794,314	$2,079	$358,501	$(694,278)	$(333,698)

Acquisition of the net liabilities of Duke Mining, Inc.			7,500,047	750	-	(256,625)	(255,875)
Warrants exercised			21,443,019	2,145	(1,992)		153
Stock issued in relation to Debt			236,667	24	24,976		25,000

Stock and options for compensation			1,133,333	113	121,402		121,515
NET LOSS						(659,192)	(659,192)
BALANCE 6/30/10	-	-	51,107,380	$5,111	$502,887	$(1,610,095)	$(1,102,097)

The accompanying notes are an integral part of these condensed financial statements

KACHING KACHING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Description of Business
●
 KaChing KaChing, Inc.  (“KaChing or the “Company”) is a Delaware corporation that was previously known as Duke Mining Company, Inc. (“Duke Delaware”).  On April 22, 2010, Duke Delaware  entered into an Agreement and Plan of Merger (the “Reorganization Agreement”), with KaChing KaChing, Inc., a Nevada corporation  (“KaChing Nevada”), pursuant to which KaChing Nevada agreed to merge with and into Duke Delaware (the “Merger”), with Duke Delaware being the surviving corporation.  In connection with the Merger, Duke Delaware changed its name to “Kaching Kaching, Inc.” (which company is herein referred to as “KaChing,” “we” or the “Company”).  The Merger was effected on April 22, 2010.  KaChing KaChing is an e-commerce solution that operates a recently introduced web site (www.KaChingKaChing.com) through which it provides individual Web Store Owners with the ability to create, manage and earn money from product sales generated from their individual online web stores.  Kaching Kaching leverages social shopping trends by allowing customers to contribute reviews and ratings on each product sold in the store. These reviews are aggregated across Kaching Kaching storefronts.  Store Owners subscribe to a monthly license and can sell products from their site and earn commissions.

Although Duke Mining acquired Kaching Nevada in the Merger, for accounting purposes, the Merger was accounted for as a reverse merger since the stockholders of Kaching Nevada acquired a majority of the issued and outstanding shares of this Company’s common stock.  Accordingly, the financial statements contained in this report, and the description of our results of operations and financial condition, reflect (i) the operations of Kaching Nevada alone prior to the Merger, and (ii) the combined results of this company and Kaching Nevada and Duke Mining since the Merger.

●
The Company currently maintains its corporate office in Henderson, Nevada.

The condensed financial statements and the notes thereto for the periods ended June 30, 2010 included herein have been prepared by management and are unaudited. Such condensed financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature except for the recapitalization of the Company with and into KaChing Delaware as more fully disclosed in Note 9 and the bifurcation of embedded derivatives within the secured convertible notes and warrants as described in Note 9. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2010.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2009 in the Form 8-K, filed with the SEC on April 27, 2010 and the Form 8-K/A, filed with the SEC on May 13, 2010

2.	Summary of Significant Accounting Policies
● Management is responsible for the fair presentation of the Company’s financial statements, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Use of Estimates
●
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used in the determination of depreciation and amortization, the valuation for non-cash issuances of common stock, and the website, income taxes and contingencies, among others.

Cash and Cash Equivalents
●
The Company classifies as cash and cash equivalents amounts on deposit in the banks and cash temporarily in various instruments with original maturities of three months or less at the time of purchase. The Company’s cash management system is integrated within two separate banking institutions.

Fair Value of Financial Instruments
●
Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value. The carrying value of the current assets and liabilities approximate fair value due to their relatively short maturities .

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board (FASB) issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. These amendments did not have an impact on the consolidated financial results as this guidance relates only to additional disclosures.  In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and are not expected to have an impact on the consolidated financial results as this guidance only relates to additional disclosures.

The Company applies the fair value hierarchy as established by US GAAP.  Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value as follows.

o Level 1 – quoted prices in active markets for identical assets or liabilities.

o Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

o Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date

Management considers all of its derivative liabilities to be Level 3 liabilities. There were no movements between levels during 2010 or 2009. At June 30, 2010 and December 31, 2009 the company had outstanding derivative liabilities of $955,135 and $0.

Income Taxes
● The Company has not generated any taxable income, and, therefore, no provision for income taxes has been provided.
●
Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB Topic 740, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

● A valuation allowance has been recorded to fully offset the deferred tax asset even though the Company believes it is more likely than not that the assets will be utilized.
● The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.
Revenue Recognition
●
The Company generates its revenue from (i) the initial Store Licenses sold on for the right to set up and use the Company’s internet website store, (ii) monthly recurring licensing fees from the store owners, and (iii) the sale of products by the webstore owners . The store license allows members to access and present on their individual website the proprietary database that will be stocked with close to two million name brand products. These items range from books, digital cameras, kitchen and bath items and office supplies.

●
All sources of revenue will be recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Stock Based Compensation
● The Company accounts for stock based compensation in accordance with FASB Topic 718, “Share Based Payment”.
Concentration of Credit Risk
●
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits.  To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At June 30, 2010 the Company did not have any uninsured cash deposits.

Impairment of Long-lived Assets
●
The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, Accounting for the Impairment of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Fair values are determined based on quoted market value, discounted cash flows or internal and external appraisals, as applicable.

Development Stage
●	In the second quarter of 2010 the Company exited the development stage as defined by FASC 915-235-50.
Employee Benefits
●	The Company currently plans to offer employees vacation benefits and a healthcare plan. There were 16 employees at June 30, 2010, two of which are executive officers.

Property, Website and Equipment; Depreciation and Amortization
●
Property and computer equipment are stated at cost less accumulated depreciation.  Expenditures for maintenance and repairs are charged to income as incurred.  Additions, improvements and major replacements that extend the life of the asset are capitalized. The initial cost of the website has been capitalized. Once the site is considered operating, future costs to maintain the site will be expensed as incurred.   The cost and accumulated depreciation and amortization related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income in the period of disposal.

●
The Company accounts for web site costs in accordance with FASB Topic 350 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and FASB Topic 350 “Accounting for Web Site Development Costs”.  As a result, costs associated with the web site application and infrastructure development stage are capitalized.  Amortization of costs commenced once the web site was ready for its intended use.

●
For financial reporting purposes, depreciation and amortization is provided on the straight-line method over the estimated useful lives of depreciable assets.  Financial reporting provisions for depreciation and amortization are generally based on the following annual rates and estimated useful lives:

Type of Asset	Rates	Years

Computer and equipment	20% -50%	2 – 5 years
Website Development Costs	20%	5 years
Leasehold improvements (or life of lease where applicable)	20% - 50%	2 – 5 years

3.	Going Concern
●
The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because the business is new and has no history and relatively few sales, no certainty of continuation can be stated.

●
Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations.

4.	Property, Website And Computer Equipment
	●	Property and equipment at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Office and computer equipment	$64,137	$87,175
Web site and software	239,355	91,870
Total property, Web site and computer equipment	$303,492	$179,045

Less: accumulated depreciation and amortization	(36,660)	(5,415)
	$266,832	$173,630

Depreciation and amortization expense totaled $18,392 and $32,666 for the three months and six months endedended June 30, 2010, respectively.

●
In the second quarter, the Company exited office space it had been subleasing from Beyond Commerce and moved into new office space.  The Company recorded a disposition charge for certain improvements to the former space with acquisition costs of $23,039, net of accumulated depreciation of $1,421.

5.	Other Current Assets
	●	Other current assets consist of the following at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Credit Card receipts in transit	$3,390	$19,743
Employee Advances	-	5,613
Prepaid expenses	24,736	-
TOTAL	$28,126	$25,356

6.	Other Assets
	●	Other assets consist of the following at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Credit Card processor retention	$15,650	$11,136
Security and other deposits	21,498	-
TOTAL	$37,148	$11,136

7.	Other Current Liabilities
	●	Other current liabilities consist of the following at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Licenses fees – Beyond Commerce, Inc.	$-	$12,292
Accrued commissions	9,082	7,272
Expenses paid on behalf of the Company – BeyondCommerce, Inc. (Related Party)	-	187,485
Accrued expenses	6,965	-
Accrued interest	23,741	-
TOTAL	$39,788	$207,049

8.	Long Term Debt – Notes Payable

	as of	Maturity		Interest
	6/30/2010	Date		rate
Harborview Master Fund, L.P.	$500,000	10/23/2011	secured	10%
Monarch Capital Fund, Ltd.	500,000	10/23/2011	secured	10%
sub-total	$1,000,000
Harborview Master Fund, L.P.	213,375	10/23/2011	secured	10%
Krieger & Prager, LLP	42,500	10/23/2011	secured	10%
Notes Payable	$1,255,875
Less: Discount	(948,781)
Total Notes Payable	$307,094

●
On April 23, 2010, we issued secured convertible notes in the aggregate principal amount of $1,255,875 and five-year warrants to purchase an aggregate of 3,333,333 shares of common stock at an initial exercise price of $0.30 per share in exchange for aggregate cash proceeds of $1,000,000 and the exchange of existing notes payable acquired in the Merger with principal amount of $255,875 in a Private Placement exempt from registration with the Securities and Exchange Commission. Purchasers that invested in the Private Placement through the exchange of prior obligations did not receive any Investor Warrants under the Securities Purchase Agreement. These Notes are due October 23, 2011, and are convertible, in whole or in part, at each holder’s option, into shares of our common stock at an initial conversion price of $0.30 per share. We may prepay 100%, but not less than 100%, of the Notes upon at least 20 days, but no more than 30 days, prior written notice. Should we, at any time while the Notes or the warrants are outstanding, sell or grant any option to purchase or sell or grant any right to re-price, or otherwise dispose of or issue any common stock or common stock equivalents entitling any party to acquire shares of our common stock at a price per share less than the then existing conversion price of the Notes or exercise price of the warrants, the conversion price of the Notes and the exercise price of the warrants shall be reduced to equal that lower price (See Note 9). We are prohibited from effecting the conversion of the Notes to the extent that as a result of such conversion the holder of the Notes would beneficially owns more than 4.99% in the aggregate of the issued and outstanding shares of our common stock immediately after giving effect to the issuance of shares of our common stock upon the conversion. The Notes provide for interest on the aggregate unconverted and then outstanding principal amount at a rate of 10% interest per annum, payable quarterly in cash or common stock, at our option. If interest is paid in common stock, however, the shares shall be valued at the lower of (i) the conversion price then in effect or (ii) 90% of the average closing bid price for the 10 day period prior to the interest payment date.  The Notes are senior indebtedness and the holders of the Notes have a security interest in substantially all of our assets.  In connection with the Notes Payable, each of our executive officers, directors and certain beneficial holders of more than 10% of our common stock entered into lock-up agreements pursuant to which they agreed not to sell or otherwise transfer any of their shares of common stock until April 23, 2011, subject to certain limited exemptions.

In accordance with a registration rights agreement we entered into in connection with the Private Placement, we agreed to file a registration statement with the SEC to register the re-sale of the shares underlying the Notes and the Warrants within 90 days of issuance.  The filing of the registration statement was made within the terms of the Note.  However, the registration rights agreement also imposes a cash payment penalty of 1% per month on the investment amount of the respective Note, or $12,558.75, for failure to have the registration statement declared effective within 180 days of the date of the issuance of the respective Notes. Failure to have the registration statement declared effective by Securities and Exchange Commission within the foregoing time period will force the Company to incur the cash payment penalty each month until rectified. There is no maximum cash payment penalty amount that will limit this potential liability.  The Company has no reason to believe that the recently filed registration statement will not become effective within the prescribed time frame and, therefore, has not provided for any reserve on its financial statements for this penalty at this time.

9.	Capital Stock Activity
●
In 2009 the Board of Directors amended the Company’s Articles of Incorporation to allow for the issuance of two (2) classes of stock designated as Preferred Stock and Common Stock. We are authorized to issue 500,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share.  As of June 30, 2010, there were 51,107,380 shares of our common stock, and no shares of our preferred stock, issued and outstanding. As of June  30, 2010 our authorized capital stock consisted of 500,000,000 shares of common stock, par value $.0001 per share.

Holders of common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law, the holders of our common stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy.  A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

●
In anticipation of, and prior to, the Merger, Duke Delaware’s board of directors and stockholders approved a 1-for-8.4627 forward stock split (the “Stock Split”). Pursuant to the Stock Split, every one (1) share of issued and outstanding common stock was reclassified into 8.4627 whole post-split shares of common stock. In addition, following the Stock Split, the Merger and the Warrant Exercise, Harborview Master Fund, L.P. (“Harborview”) consented to the cancellation of an aggregate of 74,588,190 shares of common stock then held by Harborview (the “Stock Cancellation”)

	●	On April 22, 2010, Duke Mining Company, Inc., a Delaware corporation (“Duke Delaware”) entered into an Agreement and Plan of Merger (the “Reorganization Agreement”), with KaChing KaChing, Inc., a Nevada corporation (“KaChing Nevada”), which provided that KaChing Nevada would merge with and into Duke Delaware (the “Merger”), with Duke Delaware being the surviving corporation and changing its name to “Kaching Kaching, Inc.” (“KaChing,” “we” or the “Company”). The Merger was effective on April 22, 2010, when a certificate of merger was filed in the State of Delaware and an articles of merger was filed in the State of Nevada. In connection with the Merger, each share of KaChing Nevada’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 2.0794314 shares of Duke Delaware’s common stock (the “Exchange Ratio”), and each warrant to purchase KaChing Nevada’s common stock was converted on the same basis into a warrant to purchase KaChing’s common stock. An aggregate of 20,794,314 shares of Duke Delaware’s common stock were issued to the holders of KaChing’s common stock in connection with the Merger and an aggregate of 21,705,686 shares of Duke Delaware’s common stock were reserved for issuance under KaChing Nevada’s outstanding warrants. These warrant shares were subsequently adjusted to 21,443,019 shares of common stock based on sundry cancellations and reissues of stock. Immediately following consummation of the Merger, the holders of the former KaChing Nevada warrants exercised such warrants in full and were issued an aggregate of 21,443,019 shares of common stock of Duke Delaware for contribution of services rendered to the Company (the “Warrant Exercise”).

In February 2010, the Company was advanced $25,000 in cash from one accredited investor and subsequent to the Merger issued that investor 236,667 shares of common stock.

In conjunction with the Merger described above, we entered into employment agreements with certain officers of the Company.  Those employment agreements included the issuance of common stock to those officers in the amount of  1,133,333 shares.  The shares vested immediately. We recorded compensation expenses of $121,515.

Dividends The Company has never declared or paid any dividends. Warrants The following is a summary of the Company’s outstanding common stock purchase warrants:

Exercise	Outstanding	Issued in	Transferred/	Outstanding
Price	December 31, 2009	2010	Exercised	June 30, 2010
$ 0.001	-	21,443,019	21,443,019	-
$ 0.300	-	3,333,333	-	3,333,333

Upon incorporation of the Company, it was the intent of the Company to issue warrants to certain employees and consultants of the Company for their assistance with starting up and working with the new company.  We authorized for issuance at the Company’s first board of directors meeting in February 2010 warrants to acquire 21,443,019 shares of our common stock with an exercise price of $0.001 per share and a term of 5 years.  All of the warrants vested immediately.

Because we set the exercise price of the warrants at our common stock’s par value, we valued those warrants as if we had issued common stock.  We calculated the fair value of our common stock at $0.0259 per share as of the February 2010 issuance.   At the time of issuance of the warrants, KaChing Nevada was a wholly owned subsidiary of Beyond Commerce, Inc. and had no publicly traded stock of its own in which to readily determine the stocks fair value.  We thus estimated the fair value of KaChing Nevada common stock based off of the enterprise value of Beyond Commerce, Inc., whose common stock was then publicly traded.

2009 Stock Option Plan-

On April 13, 2009, we adopted an equity incentive plan, the 2009 Equity Incentive Plan (the “Equity Plan”), pursuant to which we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 3,500,000 shares of common stock to our employees, officers, directors, consultants and advisors.  The Equity Plan provides for awards of incentive stock options, non-statutory stock options, and rights to acquire restricted stock.  Incentive stock options granted under the Equity Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).  Non-statutory stock options granted under the Equity Plan are not intended to qualify as incentive stock options under the Code.

As of June 30, 2010, there were 2,366,667 shares of our common stock reserved for issuance pursuant to awards granted under our Equity Plan.  As of the same date, there were no awards outstanding under the Equity Plan.

Convertible Securities

On April 23, 2010, we issued secured convertible notes in the aggregate principal amount of $1,255,875 in exchange for aggregate cash proceeds of $1,000,000 and five-year warrants to purchase an aggregate of 3,333,333 shares of common stock at an initial exercise price of $0.30 per share and the agreement of certain creditors of Duke Delaware agreeing to convert prior obligations of Duke Delaware into Notes (the “Private Placement”). Purchasers that invested in the Private Placement through the conversion of prior obligations did not receive any Investor Warrants under the Securities Purchase Agreement. These Notes are due October 23, 2011, and are convertible, in whole or in part, at each holder’s option, into shares of our common stock at an initial conversion price of $0.30 per share.  As such, 4,186,250 shares of common stock are issuable under the conversion feature of the notes.
In accordance with FASB guidance, related to the valuation of convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions, the Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $1,004,439 at inception of the agreement.  At June 30, 2010 the value of the derivative was approximately $955,135.  The change in the derivative was reported in the statement of operations for the six month period ended June 30, 2010.  The company recorded a discount on this note of approximately $1,004,439 related to the value of the warrants, derivative liability and OID to be amortized over the term of the note at an effective rate of 112.15%.

10.	Commitments and Contingencies
●
The Company leases certain office space, under operating leases which generally require the Company to pay taxes, insurance and maintenance expenses related to the leased property.  On April 26, 2010, the Company entered into a one year lease for approximately 4,000 square feet in Henderson, Nevada which houses its corporate office. The monthly rental for this lease is approximately $6,500.

11.	Significant Customers and Suppliers
●
The Company derives a significant portion of its revenue from e-commerce based suppliers. This is a very competitive market with many suppliers for the products the Company offers. The Company believes that it can replace any one product line with another supplier without any disruptions in activity.

12.	Segment Reporting
●
The Company considers itself to be operating in one business segment, the internet sales, e-commerce business. This activity will represent essentially all of the significant revenue generated by the Company.

13.	Related Parties
●
Mr. Rhett J. McNulty, the son of Robert J. McNulty, Chairman of KaChing KaChing, Inc., is the managing partner of Linlithgow Holdings, LLC.  Linlithgow Holdings, LLC currently owns 19.9 % of this Company and is a family trust of the McNulty family.  Mr. McNulty, our Chief Executive Officer has no voting control over the holdings of  Linlithgow Holdings and disclaims beneficial ownership of the shares owned by Linlithgow Holdings.

●
Beyond Commerce, Inc. (BYOC) currently owns approximately 20.8% of this Company.  Mr. McNulty, Mr. Noffke and Mr. White are currently officers of this Company and also officers of Beyond Commerce, Inc., and Mr. Williams is also a director of both this Company and Beyond Commerce, Inc.   On October 21, 2009, the Company entered into Master License Agreement (“License Agreement”) with Beyond Commerce, Inc. (“BYOC”) pursuant to which we retained BYOC to provide certain back-end and order processing services that we provide to our Web Store Owners on the KaChing website.

14.	Subsequent Events
● On July 16, 2010, the Board of Directors authorized an increase to the number of shares of common stock reserved for issuance under the Equity Plan by 6,000,000 to a total of 9,500,000 shares.
●
On August 10, 2010, we issued secured convertible notes in the aggregate principal amount of $100,000 and five-year warrants to purchase an aggregate of 100,000 shares of common stock at an initial exercise price of $0.30 per share in exchange for aggregate cash proceeds of $100,000 in a Private Placement exempt from registration with the Securities and Exchange Commission

●
On August 16, 2010, we issued secured convertible notes in the aggregate principal amount of $25,000 and five-year warrants to purchase an aggregate of 25,000 shares of common stock at an initial exercise price of $0.30 per share in exchange for aggregate cash proceeds of $25,000 in a Private Placement exempt from registration with the Securities and Exchange Commission.

15.	Net Loss per Share of Common Stock
●
The Company follows the guidance of FASB Topic 260, "Earnings per Share,". In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share).  The table below excludes 4,186,250 shares issuable upon the conversion of convertible notes, 3,333,333 shares issuable upon conversion of warrants and 2,366,667 shares issuable upon exercise of vested options issued under the Equity Plan.

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010

Numerator - basic and diluted loss per share net loss	$(659,192)	$(1,172,158)

Net loss available to common stockholders	$(659,192)	$(1,172,158)

Denominator - basic and diluted loss per share - weighted average common shares outstanding	43,337,625	32,128,244

Basic and diluted earnings per share	$(0.02)	$(0.04)

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Report.

Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report or to reflect the occurrence of unanticipated events. Shareholders and potential shareholders should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Report. Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

●    unanticipated fluctuations in the number of licenses sold to Web Store Owners;
●    unanticipated changes in our cost of operations and in the availability of financing to fund our operations;
●    decreased demand for products sold on Web Stores;
●    product and services announcements by us or our competitors;
●    loss of any of our key executives;
●    regulatory announcements, proceedings or changes;
●    competitive product developments;
●    intellectual property and legal developments;
●    mergers or strategic alliances in the Internet and e-commerce sectors ;
●    any business combination we may propose or complete;
●    any financing transactions we may propose or complete; or
●    broader industry and market trends unrelated to its performance.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Although Duke Mining acquired Kaching Nevada in the Merger, for accounting purposes, the Merger was accounted for as a reverse merger since the stockholders of Kaching Nevada acquired a majority of the issued and outstanding shares of this Company’s common stock.  Accordingly, the financial statements contained in this report, and the description of our results of operations and financial condition, reflect (i) the operations of Kaching Nevada alone prior to the Merger, and (ii) the combined results of this company and Kaching Nevada and Duke Mining since the Merger.

Plan of Operation

KaChing commenced operations in September 2009. The Company currently maintains its corporate office in Henderson, Nevada.  The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until, if ever, adequate revenues are realized from operations.

KaChing is an e-commerce solution that provides individual Store Owners with the ability to create, manage and earn money from product sales generated from their individual online web stores. KaChing leverages today’s social shopping trends by allowing customers to contribute reviews and ratings on each product sold in the store. These reviews are aggregated across KaChing storefronts.  Store Owners subscribe to a monthly license and can sell products from their site and earn commissions.  The goal of this company is to generate revenues primarily from license fees, website advertising and from a percentage of all E-commerce transactions effected through KaChing web stores.

Results of Operations — Revenues

We generate revenues from (i) the sale of licenses to Web Store Owners, (ii) the monthly license fees paid by the Web Store Owners, and (iii) revenues from products sold on the Web Stores.  For the three-month period ended June 30, 2010, we had revenues of $100,667, compared to revenues from sales of $177,243 for the first three months of this year.  Since this Company was formed in September 2009, it did not conduct operations in the comparable periods in 2009.  Our revenues for the June 30, 2010 period declined compared with revenues for the prior three-month period because fewer new Web Stores were opened, and sales at the existing Web Stores did not materialize as we had expected.  We have now finalized our Web Store commission plan and are now promoting this portion of our business model to increase their marketing and selling efforts.

Cost of Goods Sold

The Company pays commissions to various sales representatives for sales generated and to Web Store Owners for sales made through their Web Stores.  For the three-month period ended June 30, 2010, we had commission expense of $37,106, compared to $115,015 for the first three months of this year.  This reflects the decrease in both the number of new Web Stores opened and in the amount of products sold through those Web Stores .

Operating Expenses

Selling, general and administrative expenses (SG&A), including related party expenditures, for the three month period ending June 30, 2010 were $508,763 compared to $543,504 for the first three months of the year. During the 3 months ended June 30, 2010 the Company recorded an expense of $119,000 for stock issued to the officers pursuant to their employment agreements for deferred compensation.  Our SG&A expenses are expected to increase during the fiscal year ending December 31, 2010 as we increase our operations, increase advertising, and hire employees. Professional fees for the three month period ended June 30, 2010 was $136,257 compared to $17,416 for the first three months of the year.  The Company incurred one-time non-recurring legal fees of $59,000 for merger related expenses during the three months ended June 30, 2010.   Professional expenses include IT consulting and legal and accounting services.

Net Loss

Our Net Loss for the three- and six- month periods ending June 30, 2010 was $659,192 and $1,172,158, respectively.  Compared to the first quarter of 2010, our Net Loss increased by $146,225 due to a decrease in revenues and an increase in operating expenses.

Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we incurred a loss of $659,192 for three month period ended June 30, 2010 and a net loss of $1,172,158 for the six months then ended.  Our current liabilities exceeded current assets by $143,847 at June 30, 2010.  In addition, our negative cash flow from operating activities for the six month period ended June 30, 2010 was $759,409.

We currently do not have sufficient funds on hand to fund our anticipated on-going operating expenses. We do not have any bank credit lines. Accordingly, we will have to obtain additional debt or equity funding in the near future in order to continue our operations. Although the amount of revenues generated from our operations is expected to increase during the remainder of 2010, we do not anticipate that we will generate sufficient cash from operations to fund our working capital needs until the latter part of the second half of 2010, at the earliest. Accordingly to fund operations for the next twelve months, we intend to continue to seek additional financing from various sources, including from the sale of convertible debt or equity securities. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us.. If we do not obtain sufficient additional funds in the near future, we will have to suspend some of our operations, scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations.

To date, we have funded our operating expenses from the net proceeds of a private placement that we closed on April 23, 2010.  In that private placement, we issued secured convertible promissory notes in the aggregate principal amount of $1,255,875 (the “Notes”).  Of this amount, $255,875 represented secured convertible promissory notes we issued to certain creditors as payment for obligations owed to them from Ka Ching Delaware.  Accordingly, the amount of cash proceeds that we actually received from the sale of these notes was $1,000,000.  The Notes mature on October 23, 2011, and are convertible, in whole or part, at each holder’s option into shares of our common stock at an initial conversion price of $0.30 per share.  We may prepay all of the Notes (but not less than all of the Notes) upon at least 20 days (but no more than 30 days) prior written notice.    The Notes bear interest on the aggregate outstanding principal amount at a rate of 10% interest per annum, payable quarterly in cash or common stock, at our option. If interest is paid in common stock, however, the shares shall be valued at the lower of (i) the conversion price then in effect or (ii) 90% of the average closing bid price for the 10-day period prior to the interest payment date.  The Notes represent senior indebtedness of the Company and the holders of the Notes have a security interest in all of our assets.  Accordingly, in the event that we are unable to make all payments on these Notes as they become due, we could lose all of our assets in a foreclosure by the holders of the Notes.

Operating Activities

Net cash used in operating activities for the six month period ended June 30, 2010 was $759,409. This was mainly attributable to the small amount of revenues we have generated to date and the significant expenses we have incurred as we establish our new business and operations.

Investing Activities

The company invested in fixed assets during the six month period ended June 30, 2010 of $147,485.  The investment consisted of website development as the Company builds out its e-commerce “store fronts”.

Financing Activities

Cash flows from investment and financing activities consisted of activities related to the private placement we closed in April 2010.  As described above, in April 2010, we sold an aggregate of $1,255,875 of Convertible Promissory Notes (the “Notes”) and five-year warrants to purchase an aggregate of 3,333,333 shares of common stock at an initial exercise price of $0.30 per share in exchange for aggregate cash proceeds of $1,000,000 and the agreement of certain creditors of Duke Delaware to convert prior obligations of Duke Delaware into Notes.

Other

We do not believe that inflation has had a material impact on our business or operations.

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM  4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting

Due to the low number of employees we did not have sufficient people to meet the requirements of our internal control over financial reporting.  There were no significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  5. OTHER INFORMATION

None.

PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

None

ITEM  1A. RISK FACTORS UPDATE

There has been no material change in the Risk Factors set forth in the “Risk Factors” section of the Company’s Form 10-K for the year ended December 31, 2009 other than as set forth below:
We will need significant additional capital, which we may be unable to obtain.

We currently only have sufficient cash available to continue our current operations into September 2010. Our capital requirements in connection with our expanding commercial operations have been, and will continue to be, significant. We need to obtain a significant amount of additional funds to fund our working capital needs, to continue to market our Web site, to offer a broader range of products on our e-commerce site, and to otherwise expand our business. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional funds in the near future, we may have to severely reduce our operations or even terminate our business.  There can be no assurance that we will be able to obtain additional funds.

We face many of the risks normally associated with a new business.

Because we have had less than one year’s of operations and are still in the development stage of our business, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting new operations.  These uncertainties include establishing our internal organization structure, developing our brand name, penetrating a new market, raising capital to meet our initial working capital requirements, developing a customer base, and otherwise effectively implementing our business plan.  If we are not effective in addressing these risks, we will not be able to operate profitably in the future, and we may not have adequate working capital to meet our obligations as they become due.  Certain of the risks we would otherwise face as a new start-up company have, however, been mitigated because of our licensing agreement with Beyond Commerce, Inc. (and its subsidiary) (“BYOC”), pursuant to which BYOC has agreed to provide us with many of the back-office functions needed to operate our new business, and because BYOC has long-established relationships with the suppliers of the products that will be sold through the Web Stores that we sell.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

Our current business has been in existence for less than one year, and we expect to grow rapidly in the near future as our business develops and becomes established.  if our business grows as we anticipate, it will be necessary for us to manage our expansion in an orderly fashion.  Any significant growth in our activities or in the market for our services will require extension of our managerial, operational, marketing and other resources.  Future growth will also impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may face challenges in managing expanding our service offerings. For effective growth management, we will have to continue improving our operations and services. Our failure to manage growth effectively may lead to operational inefficiencies that will have a negative effect on our profitability.

Our ability to implement our business plan and grow our business infrastructure will depend on our ability to successfully execute numerous operations, some of which may be hindered by factors beyond our control.

We currently have a limited corporate infrastructure. Among other things, we will need to continue to build our infrastructural and operational capabilities as our business grows. Our ability to execute our business plan successfully could be affected by any one or more of the following factors:

•	our ability to raise capital, as needed, to fund the implementation of our business plan;

•	our ability to execute our business strategy as contemplated;

•	the ability of our brand and products and services to achieve market acceptance;

•	our ability to attract and retain qualified personnel;

•	our ability to accurately address our target marketplace; and

•	our ability to accurately predict and respond to rapid technological changes in our industry.

Our failure to adequately address any one or more of the foregoing factors could have a significant impact on our ability to execute our business plan.

Our success may depend on the development of a strong brand, and if we do not develop and enhance our brand, our ability to attract and retain Web Store Owners may be impaired.

We believe that our brand will be a critical part of our success. Developing and enhancing our brand may require us to make substantial investments with no assurance that these investments will yield the expected benefits. If we fail to promote and develop the ‘‘KaChing KaChing’’ or other brands we may utilize, our ability to attract and retain Web Store Owners may be impaired, which would in turn adversely impact our profitability.  We anticipate that developing, maintaining, enhancing and protecting our brand will become increasingly important, difficult and expensive.

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our services.

Our business is entirely dependent upon transactions and interactions that occur over the Internet.  As a result, our business may be adversely affected by malicious applications that alter, change, modify Web Store Owners’ (or their customers’) computers and interfere with the “KaChing KaChing” experience.  Any future interference with our Internet operations is expected to occur without disclosure to or consent, and may result in a negative experience a user may associate with KaChing.  These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them.  In addition, we offer a number of services that Web Store Owners download to their computers or that they rely on to store information and transmit information to others over the Internet. These services are subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in a Web Store Owner’s computer or in our computer systems and networks. The ability to reach Web Store Owners and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful, or if our services have actual or perceived vulnerabilities, our reputation may be harmed and our website traffic could decline, which would damage our business.

We rely on bandwidth providers and others in providing services to our Web Store Owners, and any failure or interruption in the services provided by these third parties could harm our reputation and ability to operate our business.

We rely on bandwidth providers to provide the services we offer. Any disruption in the network access services provided by these providers or any failure of these providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties such providers face may also have negative effects on our business. We exercise no control over these vendors, which increases our vulnerability to problems with the services they provide. Any errors, failures, interruptions or delays in connection with these technologies and information services could harm our relationship with Web Store Owners, and adversely affect our brand.

Our business depends on continued and unimpeded access to the Internet by Web Store Owners, their customers and us.

We provide our services primarily via the Internet.  Therefore, our (and our Web Store Owners’) continued and unimpeded access to the Internet is critical to the viability of our operations.  Currently, access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace, which consists of incumbent telephone companies, cable companies and mobile communications companies.  If Internet access providers block, degrade or charge for access to certain of our products and services, it could lead to additional expenses to us, and the loss of Web Store Owners.

We face intense competition from similar Internet businesses that have greater resources, and we may not be able to successfully compete.

Our business is rapidly evolving and intensely competitive, and we have many competitors in different industries, including retail, e-commerce and Internet services. Many of our current and potential competitors, including Amazon.com and Overstock.com, have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing. The Internet facilitates competitive entry and comparison-shopping, and increased competition may reduce our sales and profits.

Government regulation of the Internet, E-commerce and other aspects of our business is evolving and unfavorable changes could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and E-commerce. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, electronic contracts and other communications, consumer protection, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of products and services sold on the Internet. Additionally, it is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet and e-commerce. Unfavorable regulations and laws affecting the Internet or E-commerce could diminish the demand for our services and increase the cost of doing business online.

If we do not continue to innovate and offer services that are useful and convenient to Web Store Owners and their customers, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that make the “Internet shopping experience” more useful, convenient and enjoyable for Web Store Owners and their customers. Our competitors are constantly developing innovations in web based products and services, and the avenue via which they offer such services. As a result, we must continue to invest significant resources in research and development in order to enhance our operations, including improving the means by which we deliver our services. If we are unable to provide quality products and services, then Web Store Owners and their customers may become dissatisfied and move to a competitor for their Internet shopping needs. Our operating results would also suffer if our innovations are not responsive to the needs of our Web Store Owners and their customers, are not appropriately timed with market opportunities or are not effectively brought to market. As Internet broadcasting technology and social networks continue to develop, our competitors may be able to offer products and services that are, or that are perceived to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive.

We rely on highly skilled personnel and, if we are unable to hire, motivate and retain qualified personnel, we may not be able to grow effectively.
Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, including our Chief Executive Officer, Robert McNulty, and Chief Financial Officer, Mark Noffke. There can be no assurance that we will be able to retain the services of such officers and employees.  Our failure to retain the services of Messrs. McNulty and Noffke, and other key personnel could have a material adverse effect on the Company. We currently have employment agreements with Messrs. McNulty and Noffke; however, we have not procured key person life insurance policies. If Mr. McNulty ceases to be our Chief Executive Officer, or otherwise become disabled or unable to perform as our principal executive officer for any period of time, the holders of the Notes could declare that to be an “event of default” under the Notes and declare such obligations payable immediately. In order to support any future growth, we may need to effectively recruit, hire, train and retain additional qualified management personnel.  Our inability to attract and retain the necessary personnel could have a material adverse effect on our business.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On April 23, 2010, we issued secured convertible notes in the aggregate principal amount of $1,255,875 in exchange for aggregate cash proceeds of $1,000,000 and five-year warrants to purchase an aggregate of 3,333,333 shares of common stock at an initial exercise price of $0.30 per share and the agreement of certain creditors of Duke Delaware agreeing to convert prior obligations of Duke Delaware totaling $255,875 into Notes (the “Private Placement”). Purchasers that invested in the Private Placement through the conversion of prior obligations did not receive any Investor Warrants under the Securities Purchase Agreement. These Notes are due October 23, 2011, and are convertible, in whole or in part, at each holder’s option, into shares of our common stock at an initial conversion price of $0.30 per share. We may prepay 100%, but not less than 100%, of the Notes upon at least 20 days, but no more than 30 days, prior written notice.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 N/A

ITEM  4. RESERVED

ITEM  5. OTHER INFORMATION

None.

ITEM  6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of August, 2010.

By:	/s/ Robert J. McNulty
Robert J. McNulty, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark V. Noffke
Mark V. Noffke, Chief Financial Officer
(Principal Financial Officer)