Form 10-Q
period 2010-09-30
KACHING KACHING, INC.
filed 2010-11-22
CIK 1354636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

As of November 17, 2010, there were outstanding 51,362,037 shares of the registrant’s common stock.

KACHING KACHING, INC.
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2010

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
KaChing KaChing, Inc.
CONDENSED BALANCE  SHEETS
Unaudited

	September 30,	December 31,
	2010	2009
ASSETS

Current assets :
Cash	$68	$-
Other current assets	116,077	25,356
Total current assets	$116,145	$25,356

Property, plant and equipment	$534,088	$179,045
Less: Accumulated depreciation and amortization	(75,767)	(5,415)
Property, plant and equipment - net	458,321	173,630

Other assets	37,517	11,136
Total assets	$611,983	$210,122

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities :
Accounts payable - trade	$403,814	$83,610
Accrued Payroll	238,511	-
Other current liabilities	373,200	207,049

Short term debt:
Notes payable - short term - net	685
Derivative liability	836,405	-
Total current liabilities	$1,852,615	$290,659

Long term debt :
Long term debt - notes payable - net	$402,732	$-
Derivative liability	3,789,087	-
Total long term debt	$4,191,819	$-
Total liabilities	$6,044,434	$290,659

Stockholders' Deficit:
Common Stock, $0.0001 par value, 500,000,000 and 75,000,000 shares authorized and 51,207,380 and 20,794,314 outstanding as of September 30, 2010 and December 31, 2009 respectively.	$5,121	$2,079
Preferred Stock, $0.0001 par value, 25,000,000 authorized and 0 outstanding as of September 30, 2010.	-	-
Additional paid in capital	874,273	98,696
Accumulated deficit	(6,311,845)	(181,312)
Total stockholders' deficit	$(5,432,451)	$(80,537)
Total Liabilities and Stockholders' Deficit	$611,983	$210,122

The accompanying notes are an integral part of these condensed financial statements

KaChing KaChing, Inc.
CONDENSED STATEMENT OF OPERATIONS
For the Three and Nine month periods ended September 30, 2010
(inception of Company was September 30, 2009)

	For the	For the
	three month	nine month
	period ended	period ended
	September 30, 2010	September 30, 2010

Revenues	$356,983	$634,893

Operating expenses
Cost of products sold	17,913	17,913
Commissions - licenses	309,884	462,005
Commissions - product	577	577
Selling, general and administrative	1,257,924	2,310,191
Professional fees	12,900	166,573
Depreciation and amortization	39,107	71,773
Loss on disposition of assets	-	21,618
Total operating expenses	$1,638,305	$3,050,650

Loss from operations	$(1,281,322)	$(2,415,757)

Non-operating (expense)
Interest expense	(135,071)	(222,098)
Income/(expense) related to derivative	(3,285,357)	(3,236,053)
Total non-operating expense	$(3,420,428)	$(3,458,151)

Loss from operations before income taxes	$(4,701,750)	$(5,873,908)

Provision for income tax	-	-

Net loss	$(4,701,750)	$(5,873,908)

Net loss available to common stockholders	$(4,701,750)	$(5,873,908)

Basic and diluted net loss per common share	$(0.09)	$(0.16)

Weighted average shares of capital outstanding - basic	51,131,036	36,866,870

The accompanying notes are an integral part of these condensed financial statements

KaChing KaChing, Inc.
CONDENSED STATEMENT OF OPERATIONS
For the Three and Nine month periods ended September 30, 2009
(inception of Company was September 17, 2009)

	For the period	For the period
	September 17, 2009	September 17, 2009
	(inception) through	(inception) through
	September 30, 2009	September 30, 2009

Revenues	$-	$-

Operating expenses
Cost of products sold	-	-
Selling, general and administrative	1,124	1,124
Professional fees	5,000	5,000
Depreciation and amortization	-	-
Total operating expenses	$6,124	$6,124

Loss from operations	$(6,124)	$(6,124)

Non-operating (expense)
Interest expense	-	-
(Loss) on disposition of assets	-	-
Total non-operating expense	$-	$-

Loss from operations before income taxes	$(6,124)	$(6,124)

Provision for income tax	-	-

Net loss	$(6,124)	$(6,124)

Net loss available to common stockholders	$(6,124)	$(6,124)

Basic and diluted net loss per common share	$-	$-

Weighted average shares of capital outstanding - basic	20,794,314	20,794,314

The accompanying notes are an integral part of these condensed financial statements

KaChing KaChing, Inc.
CONDENSED STATEMENT OF CASH FLOWS
For the Nine month period ended September 30, 2010 and 2009.
(inception of Company was September 17, 2009)

	For the nine month period ended	For the period September 17, 2009 (inception) through
CASH FLOWS FROM OPERATING ACTIVITIES :	September 30, 2009	September 30, 2009
Net (loss)	$(5,873,908)	$(6,124)

Adjustments to reconcile net income / (loss) to net
Cash provided by (used for) operating activities :
Depreciation, and amortization	71,773	-
Non-cash interest	150,739	-
Change in derivative liability	3,236,053	-
Loss on disposition of assets	21,617	-
Stock based compensation	611,473
Issuance of warrants for compensation	141,397
Changes in components of working capital :
(Decrease) in other assets		(29,970)
Increase in accounts payable	320,207	-
Increase in other current liabilities	410,598	-
Increase in other liabilities	1,241	61,657
(Increase) in other assets	(117,103)	2,813
Net cash provided (used) by operating activities	$(1,025,913)	$28,376

CASH FLOWS FROM INVESTING ACTIVITIES :
Capital expenditures	$(378,081)	$-
Net cash provided by (used in) investing activities	$(378,081)	$-

CASH FLOWS FROM FINANCING ACTIVITIES :
Repayments net of advances from Affiliates	$(5,938)
Issuance of common stock	25,000	$-
Increase (decrease) in short term debt	385,000
Increase (decrease) in long term debt	1,000,000	-
Net cash provided by (used in) financing activities	$1,404,062	$-

NET INCREASE IN CASH AND CASH EQUIVALENTS	$68	$28,376

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$68	$28,376

Interest paid	$23,741	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

Kaching Kaching, Inc.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the nine month period ended September 30, 2010

			Common stock		Additional		Total
	Preferred Stock		Par Value $0.0001		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance 12/31/09	-	-	20,794,314	$2,079	$98,696	$(181,312)	$(80,537)

Warrants issued for services					259,805		259,805
Acquisition of the net liabilities of Duke Mining, Inc.			7,500,047	750	-	(256,625)	(255,875)
Warrants exercised			21,443,019	2,145	(1,992)		153
Stock issued in relation to Debt			236,667	24	24,976		25,000

Stock and options for compensation			1,133,333	113	121,402		121,515
Stock based compensation			100,000	10	229,990		230,000
Warrants issued for services					141,396		141,396
NET LOSS						(5,873,908)	(5,873,908)
BALANCE 9/30/10			51,207,380	$5,121	$874,273	$(6,311,845)	$(5,432,451)

The accompanying notes are an integral part of these condensed financial statements

KACHING KACHING, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Description of Business

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

Although Duke Mining acquired Kaching Nevada in the Merger, for accounting purposes, the Merger was accounted for as a reverse merger/recapitalization since the stockholders of Kaching Nevada acquired a majority of the issued and outstanding shares of this Company’s common stock.  Accordingly, the financial statements contained in this report, and the description of our results of operations and financial condition, reflect (i) the operations of Kaching Nevada alone prior to the Merger, and (ii) the combined results of this company and Kaching Nevada and Duke Mining since the Merger.

●
The Company currently maintains its corporate office in Henderson, Nevada.

The condensed financial statements and the notes thereto for the periods ended September 30, 2010 included herein have been prepared by management and are unaudited. Such condensed financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated and in order to make the financial statements not misleading. All such adjustments are of a normal recurring nature except for the recapitalization of the Company with and into KaChing Delaware as more fully disclosed in Note 9 and the bifurcation of embedded derivatives within the secured convertible notes and warrants as described in Note 9. These interim results are not necessarily indicative of the results for any subsequent period or for the fiscal year ending December 31, 2010.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the fiscal year ended December 31, 2009 in the Form 8-K, filed with the SEC on April 27, 2010 and the Form 8-K/A, filed with the SEC on May 13, 2010.

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

Fair Value of Financial Instruments

●
Statement of financial accounting standard FASB Topic 820, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value except as noted below. The carrying value of the current assets and liabilities approximate fair value due to their relatively short maturities.  At September 30, 2010 the carrying value of the secured convertible notes differ from their fair values by the amount of unamortized discount of $1,237,458.

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

o	Level 1 – quoted prices in active markets for identical assets or liabilities.

o	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

o	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

Management considers all of its derivative liabilities to be Level 3 liabilities. There were no movements between levels during 2010 or 2009. At September 30, 2010 and December 31, 2009 the company had outstanding derivative liabilities including those from related parties of $4,625,492 and $0.

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

●	A valuation allowance has been recorded to fully offset the deferred tax asset as the Company believes it is more likely than not that the assets will not be utilized.

●	The Company’s effective tax rate differs from the statutory rates associated with taxing jurisdictions because of permanent and temporary timing differences as well as a valuation allowance.

Revenue Recognition

●
The Company generates its revenue from monthly recurring licensing fees from Web Store Owners in which the amount of the first month license fee is larger than the amount of the subsequent monthly fee, and the sale of products by Web Store Owners. The store license allows Web Store Owners to access and present on their individual website a retail store that currently can offer almost two million name brand products. These items range from books, digital cameras, kitchen and bath items and office supplies.

●
All sources of revenue will be recorded pursuant to FASB Topic 605 Revenue Recognition, when persuasive evidence of arrangement exists, delivery of services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

o
Monthly licensing fees are recognized in the month usage occurs for those deliverables that are renewed on a month to month basis.  All services are performed in that month providing accessibility and availability on a stand-alone basis. The services are:

▪	Accessibility and availability of customizable web storefront
▪	Accessibility and availability of product catalog
▪	Fulfillment operations from the product catalog
▪	Sales of product from individual storefronts

The license fee for the first month is larger than the subsequent monthly fee due to the following deliverable also being provided:

▪
Ability for web storefront owners to generate commissions from (a) signing up to our service both new paying web store owners and new non-paying web store owners and (b) from selling product from the catalog to end-users on their web storefront

The Company has elected to defer and amortize that portion of the initial month’s fee which exceeds the monthly fee (and corresponding commissions paid) over a three month period.  The length of deferral is based on, among other factors, current promotion mix and churn rate of our web store front owners in our Brand Builder program.  However, the estimate of the length of deferral is an estimate, and to date has been based on very limited time that our new plan has been in place and is subject to change in the future.

o	Revenue from product sales are recognized upon shipment of products at the gross sales amount as the Company has determined based on the factors below that it acts as a Principal, not an agent:

▪	The Company is responsible for vendor selection,

▪	The Company determines offered product specifications

▪	The Company takes title to the product

▪	The Company assumes credit risk for the product,

o
Sales discounts and allowances are recorded at the time product sales are recognized and are offset against sales revenue.  Shipping and handling charges are included in revenue at the time of shipment with the corresponding charges incurred included in cost of sales at time of shipment.

o
All licensing fees are required to be paid to the Company at the beginning of the month,  products sales are collected at time of shipment.  The Company has a three day cancellation policy for licensing fees during which time the fees will be refunded in full.  Product sales come with a limited warranty.

Stock Based Compensation

●	The Company accounts for stock based compensation in accordance with FASB Topic 718, “Share Based Payment”.

Concentration of Credit Risk

●
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions.  At various times during the year, the Company may exceed the federally insured limits.  To mitigate this risk, the Company places its cash deposits only with high credit quality institutions.  Management believes the risk of loss is minimal.  At September 30, 2010 the Company did not have any uninsured cash deposits.

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

Development Stage

●	In the second quarter of 2010 the Company exited the development stage.

Employee Benefits

●	The Company currently plans to offer employees vacation benefits and a healthcare plan. There were 16 employees at September 30, 2010, two of which are executive officers.

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

●
The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  Because the business is new and has no history and nominal sales, no certainty of continuation can be stated.

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

●
These factors, and our lack of ability to meet our obligations from current operations, and the need to raise additional capital to accomplish our objectives, create a substantial doubt about our ability to continue as a going concern.

4.	Property, Website And Computer Equipment

●	Property and equipment at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Office and computer equipment	64,137	$87,175
Web site and software	469,951	91,870
Total property, Web site and computer equipment	534,088	$179,045
Less: accumulated depreciation and amortization	(75,767)	(5,415)
	$458,321	$173,630

Depreciation and amortization expense totaled $39,107 and $71,773 for the three months and nine months ended ended September 30, 2010, respectively.

●
In the second quarter, the Company exited office space it had been subleasing from Beyond Commerce and moved into new office space.  The Company recorded a disposition charge for certain improvements to the former space with acquisition costs of $23,038, net of accumulated depreciation of $1,421.

5.	Other Current Assets

●	Other current assets consist of the following at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Credit Card receipts in transit	$27,724	$19,743
Employee Advances	-	5,613
Prepaid expenses	36,760	-
Deferred customer acquisition costs (see Note 7)	51,593	-
TOTAL	$116,077	$25,356

6.	Other Assets

	September 30, 2010	December 31, 2009
Credit Card precessor retention	$23,276	$11,136
Security and other deposits	14,241	-
TOTAL	$37,517	$11,136

●	Other assets consist of the following at September 30, 2010 and December 31, 2009.

7.	Other Current Liabilities

●	Other current liabilities consist of the following at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Licenses fees – Beyond Commerce, Inc.	$-	$12,292
Accrued commissions	68,645	7,272
Accrued expenses	15,586	-
Accrued interest	35,676	-
Advances from Affiliate - Beyond Commerce, Inc.	150,718	187,485
Advances from Affiliate - ABV3	50,983
TOTAL	$321,607	$207,049

In accordance with it’s revenue recognition policy, the Company is deferring revenue generated by its web storefront owners who enter into its “Store Owner” (“SO”) and “Super Store Owner” (“SSO”)Brand Builder plans.  The Company is currently deferring that revenue over a 90 day period, which has resulted in the Company including $51,593 as deferred revenue, which will be amortized to revenue over the following quarter.  In connection with the deferral of revenue, the Company has deferred certain commissions paid to people in its Brand Builder plan who referred in the new SO and SSO customers.  The Company is deferring those customer acquisition costs over the same period (see Note 5).  During the start up period of the Brand Builder plan, the Company offered a special promotion on its commission payouts, such that during the period ended September 30, 2010, the Company paid a commission equal to 100% of the revenue generated by the signing up of the new SO & SSO customers.  This promotion will end in the period ended December 31, 2010.

8.	Short Term Debt – Notes Payable

		as of	Maturity	Conversion	Interest
		9/30/2010	Date	Date	rate
Harborview Master Fund, L.P.	(a)	$100,000	11/9/2010	secured	10%
Harborview Master Fund, L.P.	(b)	25,000	11/16/2010	secured	10%
Harborview Master Fund, L.P.	(c)	150,000	12/8/2010	secured	10%
sub-total		$275,000
Brio Capital	(d)	$100,000	2/12/2011	secured	12%
Templeton	(e)	10,000	3/14/2011	secured	12%
Notes Payable		385,000
Less: Discount		(384,315)
Total Notes Payable		$685

●
(a) On August 10, 2010, we issued secured convertible notes in the aggregate principal amount of $100,000 and five-year warrants to purchase an aggregate of 100,000 shares of common stock at an initial exercise price of $0.30 per share in exchange for aggregate cash proceeds of $100,000 in a Private Placement exempt from registration with the Securities and Exchange Commission

●
(b) On August 16, 2010, we issued secured convertible notes in the aggregate principal amount of $25,000 and five-year warrants to purchase an aggregate of 25,000 shares of common stock at an initial exercise price of $0.30 per share in exchange for aggregate cash proceeds of $25,000 in a Private Placement exempt from registration with the Securities and Exchange Commission

●
(c) On August 18, 2010, we issued secured convertible notes in the aggregate principal amount of $100,000 and five-year warrants to purchase an aggregate of 100,000 shares of common stock at an initial exercise price of $0.30 per share in exchange for aggregate cash proceeds of $100,000 in a Private Placement exempt from registration with the Securities and Exchange Commission.  In addition, the Company issued 50,000 shares of common stock to the lender for services rendered.

●
(d) On September 8, 2010, we issued secured convertible notes in the aggregate principal amount of $150,000 and five-year warrants to purchase an aggregate of 150,000 shares of common stock at an initial exercise price of $0.30 per share in exchange for aggregate cash proceeds of $150,000 in a Private Placement exempt from registration with the Securities and Exchange Commission

●
(e) On September 22, 2010, we issued secured convertible notes in the aggregate principal amount of $10,000 and three-year warrants to purchase an aggregate of 3,333 shares of common stock at an initial exercise price of $1.50 per share in exchange for aggregate cash proceeds of $10,000 in a Private Placement exempt from registration with the Securities and Exchange Commission

●	The above referenced notes contain essentially the same terms and conditions as the notes described in Note 9.

9.	Long Term Debt – Notes Payable

	as of	Maturity		Interest
	9/30/2010	Date		rate
Harborview Master Fund, L.P.	$500,000	10/23/2011	secured	10%
Monarch Capital Fund, Ltd.	500,000	10/23/2011	secured	10%
sub-total	$1,000,000
Harborview Master Fund, L.P.	213,375	10/23/2011	secured	10%
Krieger & Prager, LLP	42,500	10/23/2011	secured	10%
Notes Payable	$1,255,875
Less: Discount	(853,143)
Total Notes Payable	$402,732

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

In accordance with a registration rights agreement we entered into in connection with the Private Placement, we agreed to file a registration statement with the SEC to register the re-sale of the shares underlying the Notes and the Warrants within 90 days of issuance.  The filing of the registration statement was made within the terms of the Note.  However, the registration rights agreement also imposes a cash payment penalty of 1% per month on the investment amount of the respective Note, or $12,558.75, for failure to have the registration statement declared effective within 180 days of the date of the issuance of the respective Notes. Failure to have the registration statement declared effective by Securities and Exchange Commission within the foregoing time period will force the Company to incur the cash payment penalty each month until rectified. There is no maximum cash payment penalty amount that will limit this potential liability.  As of September 30, 2010, the registration statement had not been declared effective.  However, the 180 day period had not expired.  Accordingly the Company has not provided for any reserve on its financial statements for this penalty at this time.  See, Note 15, “Subsequent Events.

10.	Capital Stock Activity

●
In 2009 the Board of Directors amended the Company’s Articles of Incorporation to allow for the issuance of two (2) classes of stock designated as Preferred Stock and Common Stock. We are authorized to issue 500,000,000 shares of common stock, par value $0.0001 per share, and 25,000,000 shares of preferred stock, par value $0.0001 per share.  As of September 30, 2010, there were 51,207,380 shares of our common stock, and no shares of our preferred stock, issued and outstanding. As of September 30, 2010 our authorized capital stock consisted of 500,000,000 shares of common stock, par value $.0001 per share.

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

In February 2010, the Company was advanced $25,000 in cash from one accredited investor and subsequent to the Merger issued those investor 236,667 shares of common stock.

In conjunction with the Merger described above, we entered into employment agreements with certain officers of the Company.  Those employment agreements included the issuance of 1,133,333 shares of our common stock.  The Company valued these shares at $0.30 per share.

Dividends

The Company has never declared or paid any dividends.

Warrants

The following is a summary of the Company’s outstanding common stock purchase warrants:

Exercise	Outstanding	Issued in	Transferred/	Outstanding
Price	December 31, 2009	2010	Exercised	September 30, 2010
$0.001	-	21,443,019	21,443,019	-
$0.30	-	3,708,333	-	3,708,333
$0.75	-	3,333	-	3,333

Total	-	25,154,685	21,443,019	3,711,666

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

Because we set the exercise price of the warrants at our common stock’s par value, we valued those warrants as if we had issued common stock.  We calculated the fair value of our common stock at $0.0259 per share as of the February 2010 issuance.   At the time of issuance of the warrants, KaChing Nevada was a wholly owned subsidiary of Beyond Commerce, Inc. and had no publicly traded stock of its own in which to readily determine the stock’s fair value.  We thus estimated the fair value of KaChing Nevada common stock based off of the enterprise value of Beyond Commerce, Inc., whose common stock was then publicly traded.

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

On July 16, 2010, the Board of Directors authorized an increase to the number of shares of common stock reserved under the plan by 6,000,000 to a total of 9,500,000 shares of common stock issuable under the Equity Plan.

As of September 30, 2010, there were 8,366,667 shares of our common stock reserved for issuance pursuant to awards to be granted under our Equity Plan.  As of the same date, there were no awards outstanding under the Equity Plan.

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

During the three month period ended September 30, 2010 we issued secured convertible notes in the aggregate principal amount of $385,000 in exchange for aggregate cash proceeds of $385,000 and five-year warrants to purchase an aggregate of 375,000 shares of common stock at an initial exercise price of $0.30 per share and 3 year warrants to purchase an aggregate 3,333 shares of common stock at an initial exercise price of $1.50. These Notes are due between November 9, 2010 and March 14, 2011, and are convertible, in whole or in part, at each holder’s option, into 375,000 shares of our common stock at an initial conversion price of $0.30 per share and 10,000 shares of our common stock at an initial conversion price of $0.75.  As such, 385,000 shares of common stock are issuable under the conversion feature of the notes (see Note 8).

The Company has certain convertible notes and warrants with conversion features and/or exercise features that can reset the conversion and/or exercise price based on future equity transactions. The Company valued the warrants and conversion feature of this note and bifurcated them from the host contract as a derivative by recognizing an additional liability for the fair value assigned to those derivative features of  approximately $1,004,439 at inception of the agreements.  At September 30, 2010 the value of the derivative was approximately $4,625,492.  The change in the derivative was reported in the statement of operations for the nine month period ended September 30, 2010.  The company recorded discounts on the notes of approximately $1,389,439 related to the value of the warrants, derivative liability to be amortized over the term of the notes at effective rates ranging between 112% and 4088%. The portion of derivative liability that is classified as short term pertains to the short term debt.  The remaining long term portion relates to long term debt and warrants.

The Company used a modified binomial pricing model to value the conversion feature and warrants.  The modification to the binomial model incorporated variables to (a) account for the probability of future equity issuances below the current base conversion price of the secured convertible notes and the exercise price of the warrants (b) minimum expected time when the Company might issue such additional securities and (c) absolute minimum expected issuance value.  These modifications resulted in a multi-layered lattice model.

The following table presents the significant assumptions used in the binomial model:

	Inception (April 22, 2010)	Inception (Various Q3, 2010)	September 30, 2010

Fair value of the common stock	$0.30	$0.75	$0.75
Volatility	70%	70%	70%
Risk free rate (secured conv note/warrant)	0.80%/2.60%	0.20%/1.4%	0.20%
Term (secured conv note/warrant)	1.5 years/ 5 years	(Average) 0.25 years/5 years	(Average) 0.45 years/ 4.81 years
Probability range of future issuances below base	0% through 100%	0% through 100%	0% through 100%
Range of future minimum issuance price	$0.30 to $0.0001	$0.30 to $0.0001	$0.30 to $0.0001

11.	Commitments and Contingencies

●
The Company leases certain office space, under operating leases which generally require the Company to pay taxes, insurance and maintenance expenses related to the leased property.  On April 26, 2010, the Company entered into a one year lease for approximately 4,000 square feet in Henderson, Nevada which houses its corporate office. The monthly rental for this lease is approximately $6,500.

12.	Significant Customers and Suppliers

●
The Company expects to derive a significant portion of its revenue from e-commerce based suppliers. This is a very competitive market with many suppliers for the products the Company offers. The Company believes that it can replace any one product line with another supplier without any disruptions in activity.

13.	Segment Reporting

●
The Company considers itself to be operating in one business segment, the internet sales, e-commerce business. This activity will represent essentially all of the significant revenue generated by the Company.

14.	Related Parties

●
Mr. Rhett J. McNulty, the son of Robert J. McNulty Chairman of KaChing KaChing, Inc., is the managing partner of Linlithgow Holdings, LLC.  Linlithgow Holdings, LLC currently owns 19.9 % of this Company and is a family trust of the McNulty family.  Mr. McNulty, our Chief Executive Officer has no voting control over the holdings of  Linlithgow Holdings and disclaims beneficial ownership of the shares owned by Linlithgow Holdings.

●
Beyond Commerce, Inc. (BYOC) currently owns approximately 20.65% of this Company.  Mr. McNulty, Mr. Noffke and Mr. White are currently officers of this Company and also officers of Beyond Commerce, Inc., and Mr. Williams is also a director of both this Company and Beyond Commerce, Inc.   On October 21, 2009, the Company entered into Master License Agreement (“License Agreement”) with Beyond Commerce, Inc. (“BYOC”) pursuant to which we retained BYOC to provide certain back-end and order processing services that we provide to our Web Store Owners on the KaChing website.

Pursuant to the License Agreement, the Company is required to pay to BYOC five percent (5%) of the aggregate gross sales from all Web Stores during the prior month in which BYOC provided such back-end and order processing services. Commencing with the first anniversary of the License Agreement, the percentage of the aggregate gross sales payable to BYOC will be increased to seven percent (7%).  The License Agreement has a term of five years.

We currently are operating under an informal, temporary modification of the terms of the Master License Agreement. During the past few months, BYOC has permitted its employees who were providing services to us under that Master License Agreement to work directly for us and to be paid by us.  Since BYOC has not been paying these employees, we have agreed with BYOC to suspend the monthly fee that we are required to pay BYOC.   We anticipate that this informal, temporary arrangement will continue through the end of the current calendar year, at which time we may opt to extend term of this informal arrangement or renegotiate the terms of the Master License Agreement with BYOC.  Prior to the suspension of the Master License Agreement the Company paid $0 and $14,266 for the three and nine month periods ended September 30, 2010 under the Agreement.

15.	Subsequent Events

●
On October 1, 2010, we issued 104,657 shares of our common stock in payment of $31,398 in interest accrued for the quarter ended September 30, 2010 pursuant to the Convertible Secured Notes dated April 23, 2010 (see note 9).

●
On October 4, 2010, we issued a secured convertible note in the aggregate principal amount of $100,000 and five-year warrants to purchase an aggregate of 100,000 shares of common stock at an initial exercise price of $0.30 per share in exchange for aggregate cash proceeds of $100,000 to one existing stockholder of the Company in a Private Placement exempt from registration with the Securities and Exchange Commission.

●	On October 7, 2010, we issued 50,000 shares of our common stock for compensation related to consulting services.

●
On October 18, 2010, we issued a secured convertible note in the aggregate principal amount of $100,000 and five-year warrants to purchase an aggregate of 100,000 shares of common stock at an initial exercise price of $0.30 per share in exchange for aggregate cash proceeds of $100,000 to one existing stockholder of the Company in a Private Placement exempt from registration with the Securities and Exchange Commission.

●
On October 27, 2010, we issued a secured convertible note in the aggregate principal amount of $50,000 and five-year warrants to purchase an aggregate of 83,334 shares of common stock at an initial exercise price of $0.30 per share in exchange for aggregate cash proceeds of $50,000 to one existing stockholder of the Company in a Private Placement exempt from registration with the Securities and Exchange Commission.

●	On October 27, 2010, we issued 200,000 shares of our common stock for compensation related to consulting services.

●
On November 1, 2010, we issued a secured convertible note in the aggregate principal amount of $50,000 and five-year warrants to purchase an aggregate of 83,333 shares of common stock at an initial exercise price of $0.30 per share in exchange for aggregate cash proceeds of $50,000 to one existing stockholder of the Company in a Private Placement exempt from registration with the Securities and Exchange Commission.

●
On November 3, 2010, we issued a secured convertible note in the aggregate principal amount of $50,000 and five-year warrants to purchase an aggregate of 83,333 shares of common stock at an initial exercise price of $0.30 per share in exchange for aggregate cash proceeds of $50,000 in a Private Placement exempt from registration with the Securities and Exchange Commission.

●
Certain convertible notes of the Company entered into on April 22, 2010 required the filing and effectiveness of a registration statement no later than six months after that date.  Should the registration statement not be declared effective the Company would be subject to penalties of 1% per month of the principal amount of the note ($12,559 per month).  In November the Company was granted a three month extension on the effective date requirement. The Company believes it will meet the requirement within the extension period.

●	On November 8, 2010 the $100k Convertible Note due on November 9, 2010 was amended in that the maturity date of the note was extended to January 27, 2011.

●	On November 15, 2010 three notes totaling $225,000 with maturity dates ranging from November 11, 2010 to December 8, 2010 were amended in that the maturity dates of said notes is now January 27, 2011.

●
On November 15, 2010 the Company entered into an Asset Purchase Agreement (the “Agreement”) with ShopToEarth, Inc., a Nevada corporation (“STE”) and a direct sales affiliate e-commerce online retailer. Under the Agreement, the Company agreed to issue 2,231,295 shares of its common stock (1,231,295 to be distributed immediately and 1,000,000 to be held in escrow for release in equal installments beginning on the 7th month anniversary of the Agreement and continuing until the 12th month anniversary upon the completion of certain goals) for certain selected assets, which includes intellectual property, trademarks, marketing materials, and sales representatives relating to STE’s business.  The Company is assuming a nominal amount of liabilities, limited to what is specially defined in the Agreement.

Certain disclosures regarding the value of assets acquired and liabilities assumed, including any goodwill are not yet determinable as the initial accounting has not been completed yet.  Additionally the initial accounting related to historical revenues and expenses is not yet complete.

16.	Net Loss per Share of Common Stock

●
The Company has adopted FASB Topic 260, "Earnings per Share," which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Basic net loss per common share is based upon the weighted average number of common shares outstanding during the period. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. However, shares associated with convertible debt, stock options and stock warrants are not included because the inclusion would be anti-dilutive (i.e. reduce the net loss per common share).

●
The table below excludes 5,469,583 shares issuable upon the conversion of convertible notes, 3,821,666 shares issuable upon conversion of warrants and 8,366,667 shares issuable upon exercise of vested options issuable under the Equity Plan as they would be anti-dilutive.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2010

Numerator - basic and diluted loss per share net loss	$(4,701,750)	$(5,873,908)

Net loss available to common stockholders	$(4,701,750)	$(5,873,908)

Denominator - basic and diluted loss per share - weighted average common shares outstanding	51,131,036	36,866,870

Basic and diluted earnings per share	$(0.09)	$(0.16)

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
●    competitive product developments;
●    unfavorable intellectual property and legal developments;
●    mergers or strategic alliances in the Internet and e-commerce sectors;
●    any business combination we may propose or complete;
●    any financing transactions we may propose or complete; or
●    broader industry and market trends unrelated to our performance.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Although Duke Mining acquired Kaching Nevada in the Merger, for accounting purposes, the Merger was accounted for as a reverse merger/recapitalization since the stockholders of Kaching Nevada acquired a majority of the issued and outstanding shares of this Company’s common stock.  Accordingly, the financial statements contained in this report, and the description of our results of operations and financial condition, reflect (i) the operations of Kaching Nevada alone prior to the Merger, and (ii) the combined results of this company and Kaching Nevada and Duke Mining since the Merger.

Unless stated otherwise, references in this prospectus to the terms “KaChing,” the “Company,” “we,” “us,” or “our” refer to the ongoing operations of KaChing KaChing, Inc., a Delaware corporation, formerly known as Duke Mining Company, Inc;  “KaChing Nevada” refers to KaChing KaChing, Inc., the Nevada corporation with which we merged and whose operations we currently conduct.

Business

KaChing Nevada commenced operations in September 2009.  The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until, if ever, adequate revenues are realized by KaChing Nevada from operations, and to rapidly increase the number of active Web Stores in operation.

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

The following is Management’s Discussion and Analysis of the result from operations for the three months ended September 30, 2010 compared against the three month period ended June 30, 2010.  The Company has not presented a comparison against the three and nine month period ended September 30, 2009 as the inception date of the Company was September 17, 2009, and the Company had very little activity in the 13 days it was in existence during that period, which would make any comparison not meaningful.

Results of Operations — Revenues

We generate revenues from the monthly license fees paid by the Web Store Owners in which the amount of the initial month license fee is larger than the amount of each subsequent monthly license fee, and revenues from products sold on the Web Stores.  For the three-month period ended September 30, 2010, we had revenues of $356,983, of which $344,214 was for licenses and $12,769 for product sales compared to revenues from licenses of $100,667 for the previous three months (and no product sales).  Since this Company was formed in September 2009, it did not conduct operations in the comparable periods in 2009.  In August 2010, we launched our fully functional online platform that was able to effect large scale online sales through the Web Stores.  Our revenues for the September 30, 2010 period increased compared with revenues for the prior three-month period as more new Web Stores were opened following our August 2010 platform launch, and as sales of products at the existing Web Stores began to materialize through the functional online platform.  Concurrently with the launch of the fully functional online platform, we launched a campaign to increase the number of Web Store owners (thereby increasing our licensing fees and possible future online sales proceeds).

Cost of Revenues

The Company pays commissions to (i) existing Web Store Owners who successfully enlist people or entities to become new Web Store Owners in the category who pay monthly license fees and to (ii) Web Store Owners for product sales made through their Web Stores.  Cost of goods sold for the three and nine month periods ending September 30, 2010 are as follows:

	Three month period ended	Nine month period ended
	September 30, 2010	September 30, 2010
Commissions - licenses	$309,884	$462,005
Commissions - product	577	577
Purchases - product	17,913	17,913
Total	$328,374	$480,495

Cost of goods sold for the three month period ended September 30, 2010 increased $291,269 to $328,374 from $37,105 in the previous three months due to the new Web Stores opened and the start of products being sold through those Web Stores.

During the 3 months ended September 30, 2010, as part of the rollout of our new Brand Builder plan, we offered to our new store owners a significantly higher commission rate for introducing new customers to us.  The commission rate incentive was started on August 1, 2010 and was effective through October 31, 2010.  Thus, the commission rate incurred for the three month period ended September 30, 2010 was significantly higher as a percentage of license revenue than had we not had a temporary incentive.  In the future under our standard commission structure, depending on the mix of license revenues, we expect our commission incurred rate to decrease from these rollout period levels.

Operating Expenses

Selling, general and administrative expenses (SG&A), including related party expenditures, for the three and nine month periods ending September 30, 2010 were $1,257,924 and $2,310,191  respectively. During the 3 months ended September 30, 2010 the Company recorded an expense of $230,000 for stock issued to consultants for services performed.  Advertising and marketing expenses increased $319,647 which included compensation of approximately $141,000 for the value of warrants issued for the three months ended September 30, 2010 over the three months ended June 30, 2010.  Professional fees for the three month period ended September 30, 2010 was $12,900 and the nine month period ended September 30, 2010 was $166,573.  Professional expenses include legal and accounting services.  Payroll and related costs, including stock based compensation were $321,921 during the quarter ended September 30, 2010, a reduction of approximately $54,000 from the previous quarter.  The reduction was primarily the result of the Company not having any stock based compensation in this current quarter.

Our SG&A expenses are expected to continue increasing during the quarter ending December 31, 2010 as we increase our operations, increase advertising, and hire employees.

Interest Expense

Interest expenses increased to $135,071 and $222,098 for the three and nine month periods ended September 30, 2010 due to the increased amount of convertible notes issued by the Company to fund its operations.  Because the Company has issued additional convertible notes since the end of the third quarter, the amount of interest payable by the Company in future periods is expected to increase.

Expense Related to Derivative Liability

Due to having warrants and convertible debt with reset/down round provisions we have a derivative liability which gets marked to fair value each reporting period.  We recorded $3,285,357 and $3,236,053 of expenses for the three and nine month periods ended September 30, 2010, respectively.

Net Loss

Our Net Loss for the three- and nine- month periods ending September 30, 2010 was $4,701,750 and $5,873,908, respectively.  Compared to the second quarter of 2010, our Net Loss increased due to an increase in operating expenses and expenses related to derivative liabilities.

Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we incurred a loss of $4,701,750 for three month period ended September 30, 2010 and a net loss of $5,873,908 for the nine months then ended.  Our current liabilities exceeded current assets by $1,736,470 at September 30, 2010, and we had virtually no cash on hand from which to pay our current obligations.  In addition, our negative cash flow from operating activities for the nine month period ended September 30, 2010 was $1,031,851.

In order to fund our on-going operations, since September 30, 2010 we have borrowed a total of $350,000 by issuing short-term secured convertible notes and warrants to four lenders.  These notes bear interest at 10% per annum and are all due and payable between November 11, 2010 and January 27, 2011.

We currently do not have sufficient funds on hand to fund our anticipated on-going operating expenses or the repayment of any of the loans that we have outstanding.  Our current level of operations is not sufficient to fund our operating costs. Accordingly, we will have to obtain additional debt or equity funding in the near future in order to continue our operations. Although the amount of revenues generated from our operations is expected to increase during the remainder of 2010 and thereafter, we do not anticipate that we will generate sufficient cash from operations to fund our working capital needs until February 2011, at the earliest. Accordingly in order to fund operations for the next several months, we intend to continue to seek additional financing from various sources, including from the sale of convertible debt or equity securities. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us.. If we do not obtain sufficient additional funds in the near future, we will have to suspend some of our operations, scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations.

Until the third quarter of this year, we funded our operating expenses from the net proceeds of a private placement that we closed on April 23, 2010.  In that private placement, we issued secured convertible promissory notes in the aggregate principal amount of $1,255,875 (the “Notes”).  Of this amount, $255,875 represented secured convertible promissory notes we issued to certain creditors as payment for obligations owed to them from KaChing Delaware.  Accordingly, the amount of cash proceeds that we actually received from the sale of these notes was $1,000,000.  The Notes mature on October 23, 2011, and are convertible, in whole or part, at each holder’s option into shares of our common stock at an initial conversion price of $0.30 per share.  Accordingly, in the event that we are unable to make all payments on these Notes as they become due, we could lose all of our assets in a foreclosure by the holders of the Notes.

 Although we raised almost $1.0 million of cash in the Private Placement in April 2010, $385,000 during the quarter ended September 30, 2010, and $350,000 since then, those funds have been used to fund our operations to date, and we will, therefore, need to obtain additional financing to fund our future operating expenses and the implementation of our business plan.  Our capital requirements for scaling up our current operations and the transition to full commercial operations are currently projected to be between $750,000 and $1,500,000 through June 2011.  The infrastructure to fully develop our business is already in place.  However, in order for our business to succeed, we need to significantly increase the number revenue generating Web Stores, and increase the number of transactions effected on those Web Stores.  Accordingly, our plan calls for a significant increase in our marketing activities and business promotion/brand awareness expenditures.  If our marketing efforts and recruitment efforts succeed, in order to handle the increase in website traffic, we will also have to increase the number of customer service representatives that we employ and add additional back-office support staff for the additional Web Stores/transactions.  Additionally, as the number of our Web Stores (and the number of customers each serves) increases, we expect to incur additional expenses relating to improving Internet experience of our Web Stores and their customers, including accelerating the speeds at which transactions are processed at these websites, and expanding our existing catalog of products available for sale.

Operating Activities

Net cash used in operating activities for the nine month period ended September 30, 2010 was $1,025,913.  This was mainly attributable to the small amount of revenues we have generated to date and the significant expenses we have incurred as we establish our new business and operations.

We expect to have losses from operations in the upcoming months, through December 31, 2010 at a minimum, as we anticipate that we will continue to spend heavily to promote and expand the rollout of our new storefronts and Brand Builder strategy.

Investing Activities

The company invested during the three and nine month periods ended September 30, 2010 $231,596 and $378,081, respectively into website development as the Company builds out its e-commerce “store fronts”.

We expect to continue to spend on website development comparable amounts in the coming quarters as we rollout our web stores.

Financing Activities

Cash flows from investment and financing activities consisted of activities related to the private placement we closed in April 2010.  As described above, in April 2010, we sold an aggregate of $1,255,875 of Convertible Promissory Notes (the “Notes”) and five-year warrants to purchase an aggregate of 3,333,333 shares of common stock at an initial exercise price of $0.30 per share in exchange for aggregate cash proceeds of $1,000,000 and the agreement of certain creditors of Duke Delaware to convert prior obligations of Duke Delaware into Notes.  Since the issuance of the Notes in April 2010, we have raised an additional $385,000 of financing by issuing additional secured convertible promissory notes and warrants to purchase a total of 378,333 shares of our common stock.

As we noted above, subsequent to September 30, 2010, the Company raised additional proceeds of approximately $350,000 from the sale of convertible notes to investors.  The Company anticipates that it will need to raise, in addition to the amounts raised up to the date of this filing, between $750,000 and $1,500,000 in additional capital in order to allow the Company to expand its customer base and continue operating without interruption at which time it expects its operations to become self-funding.  In addition to the operating funding needs, the Company will need to either raise additional funding or negotiate extensions of its short-term borrowings, as the funds raised since the original April 22, 2010 offering have all been in the form of short-term obligations.  In total as of September 30, 2010, the Company will need to raise approximately $400,000 to retire short-term obligation plus accrued interest in the next six months or seek to enter into agreements to extend the maturity dates of those notes.

Other

We do not believe that inflation has had a material impact on our business or operations.

Off-Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective as of September 30, 2010. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 5. OTHER INFORMATION

None.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS UPDATE

There has been no material change in the Risk Factors set forth in the “Risk Factors” section of the Company’s Form 10-K for the year ended December 31, 2009 other than as set forth below:

We will need significant additional capital, which we may be unable to obtain.

Although we have recently raised $385,000 through the sale of secured convertible notes, we still do not have sufficient cash available to operate our company for more than a few weeks.  Our capital requirements in connection with our expanding commercial operations have been, and will continue to be, significant. We need to obtain a significant amount of additional funds to fund our working capital needs, to continue to market our Web site, to offer a broader range of products on our e-commerce site, and to otherwise expand our business.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are not able to raise additional funds in the near future, we may have to severely reduce our operations or even terminate our business.  There can be no assurance that we will be able to obtain additional funds.

We face many of the risks normally associated with a new business.

Our operating subsidiary has only been in existence for approximately one year, and our operating online Website platform has only been fully functional since August 2010.  Accordingly, we have not history of operations on which to base our current and future operations.  In addition, as a new company with a brand new website, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting new operations.  These uncertainties include establishing our internal organization structure, overcoming technology issues related to new Internet operations, maintaining good customer relations, developing our brand name, penetrating a new market, raising capital to meet our initial working capital requirements, developing a customer base, and otherwise effectively implementing our business plan.  If we are not effective in addressing these risks, we will not be able to operate profitably in the future, and we may not have adequate working capital to meet our obligations as they become due.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

Our fully functional website platform was officially launched in August 2010, and we expect to grow rapidly in the near future as our business develops and becomes established.  If our business grows as we anticipate, it will be necessary for us to manage our expansion in an orderly fashion.  Any significant growth in our activities or in the market for our services will require extension of our managerial, operational, marketing and other resources.  Future growth will also impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may face challenges in managing expanding our service offerings. For effective growth management, we will have to continue improving our operations and services. Our failure to manage growth effectively may lead to operational inefficiencies that will have a negative effect on our profitability.

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

We currently have a limited corporate infrastructure. Among other things, we will need to continue to build our infrastructural and operational capabilities as our business grows. Our ability to execute our business plan successfully could be affected by any one or more of the following factors:

●	our ability to raise capital, as needed, to fund the implementation of our business plan;

●	our ability to execute our business strategy as contemplated;

●	the ability of our brand and products and services to achieve market acceptance;

●	our ability to attract and retain qualified personnel;

●	our ability to accurately address our target marketplace; and

●	our ability to accurately predict and respond to rapid technological changes in our industry.

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

Our business, and the business of the Web Store Owners, is to offer and sell merchandise over the Internet.  While we believe that our business model of enabling individuals to operate their own Web Store is different than the business model used by other online retailers, our Web Store Owners compete directly with such Internet retailers.  Accordingly, we have many competitors that provide competing retail, e-commerce and Internet services. Many of our current and potential competitors, including Amazon.com and Overstock.com, have greater resources, longer histories, more customers, and greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing. The Internet facilitates competitive entry and comparison-shopping, and increased competition may reduce our sales and profits.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2010 we issued secured convertible notes in the aggregate principal amount of $385,000 in exchange for aggregate cash proceeds of $385,000 and five-year warrants to purchase an aggregate of 375,000 shares of common stock at an initial exercise price of $0.30 per share and five-year warrants to purchase an aggregate 3,333 shares of common stock at an initial exercise price of $1.50. These Notes are due between November 11, 2010 and March 14, 2011, and are convertible, in whole or in part, at each holder’s option, into 375,000 shares of our common stock at an initial conversion price of $0.30 per share and 10,000 shares of our common stock at an initial conversion price of $0.75.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of November 2010.

By:	/s/ Robert J. McNulty
Robert J. McNulty, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark V. Noffke
Mark V. Noffke, Chief Financial Officer
(Principal Financial Officer)